Form 10-Q
period 2021-06-30
Jaws Mustang Acquisition Corp
filed 2021-08-05
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 4, 2021, there were 103,500,000 Class A ordinary shares, $0.0001 par value and 25,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,272,226	$—
Prepaid expenses	436,234	1,600
Total Current Assets	1,708,460	1,600

Deferred offering costs	—	195,705
Cash and marketable securities held in Trust Account	1,035,015,258	—
TOTAL ASSETS	$1,036,723,718	$197,305

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$270,961	$—
Accrued offering costs	—	150,255
Promissory note - related party	—	29,807
Total Current Liabilities	270,961	180,062

Warrant liabilities	47,017,000	—
Deferred underwriting fee payable	36,225,000	—
Total Liabilities	83,512,961	180,062

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 94,821,075 and no shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	948,210,750	—

Shareholders' Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 8,678,925 and no shares issued and outstanding (excluding 94,821,075 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	868	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020 (1)	2,588	2,588
Additional paid-in capital	21,721,607	22,412
Accumulated deficit	(16,725,056)	(7,757)
Total Shareholders' Equity	5,000,007	17,243
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,036,723,718	$197,305

(1)	The shares and the associated amounts have been retroactively restated to reflect the share of dividends of 4,312,500 of the Company’s Class B shares on January 13, 2021 and February 1, 2021, resulting in an aggregate of 25,875,000 Class B ordinary shares outstanding (see Note 5)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$368,100	$494,736
Loss from operations	(368,100)	(494,736)

Other income (expense):
Interest earned on marketable securities held in Trust Account	11,180	15,258
Offering costs associated with IPO	—	(1,234,321)
Change in fair value of warrants	(3,722,500)	(15,003,500)
Other expense, net	(3,711,320)	(16,222,563)

Net loss	$(4,079,420)	$(16,717,299)

Weighted average shares outstanding of Class A ordinary shares redeemable shares	103,500,000	103,500,000
Basic and diluted net loss per share, Class A ordinary shares redeemable shares	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,222,376
Basic and diluted net loss per share, Class B ordinary shares non-redeemable shares	$(0.16)	$(0.66)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	25,875,000	$2,588	$22,412	$(7,757)	$17,243

Sale of 103,500,000 Units, net of underwriting discounts, offering costs, and warrant liabilities	103,500,000	10,350	—	—	956,961,463	—	956,971,813

Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	12,939,000	—	12,939,000

Class A Ordinary shares subject to possible redemption	(95,229,017)	(9,523)	—	—	(952,280,647)	—	(952,290,170)

Net loss	—	—	—	—	—	(12,637,879)	(12,637,879)

Balance - March 31, 2021	8,270,983	827	25,875,000	2,588	17,642,228	(12,645,636)	5,000,007

Class A Ordinary shares subject to possible redemption	407,942	41	—	—	4,079,379	—	4,079,420

Net loss	—	—	—	—	—	(4,079,420)	(4,079,420)

Balance — June 30, 2021	8,678,925	$868	25,875,000	$2,588	$21,721,607	$(16,725,056)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(16,717,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	15,003,500
Offering costs incurred in connection with IPO	1,234,321
Interest earned on marketable securities held in Trust Account	(15,258)
Changes in operating assets and liabilities:
Prepaid expenses	(434,634)
Accounts payable and accrued expenses	128,766
Net cash used in operating activities	(800,604)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,035,000,000)
Net cash used in investing activities	(1,035,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	$1,015,189,650
Proceeds from sale of private placement warrants	22,700,000
Advances from related party	11,753
Repayment of advances from related party	(11,753)
Repayment of promissory note - related party	(300,000)
Payment of offering costs	(516,820)
Net cash provided by financing activities	$1,037,072,830

Net Change in Cash	1,272,226
Cash - Beginning of period	—
Cash - End of period	$1,272,226

Non-Cash Investing and Financing Activities:
Offering costs paid through promissory note	$281,919
Initial classification of Class A ordinary shares to possible redemption	$963,693,730
Change in value of Class A ordinary shares subject to possible redemption	$(15,482,980)
Deferred underwriting fee payable	$36,225,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

June 30, 2021

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus related to the IPO. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

June 30, 2021

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

June 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 3, 2021 , as well as the Company’s Current Report on Form 8-K/A, as filed with the SEC on March 29, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were invested primarily in U.S. Treasury securities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to shareholders’ equity. As of June 30, 2021, offering costs totaled $57,010,008 (consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $985,008 of other offering costs), of which $1,234,321 was charged to the statement of operations upon the completion of the IPO and $55,775,687 was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Net (Loss) per Ordinary Share

Net (loss) per share is computed by dividing net (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants , since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

The Company’s unaudited statements of operations include a presentation of (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of (loss) per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net (loss) per ordinary share (in dollars, except per share amounts):

		Six Months
	Three Months Ended	Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$11,180	$15,258
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	—	—
Redeemable Net Earnings	$11,180	$15,258
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	103,500,000	103,500,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(4,079,420)	$(16,717,299)
Redeemable Net Earnings	(11,180)	(15,258)
Non-Redeemable Net Loss	$(4,068,240)	$(16,702,041)
Denominator: Weighted Average Non-Redeemable B Ordinary Shares
Non-Redeemable B Ordinary Shares, Basic and Diluted	25,875,000	25,222,376
Loss/Basic and Diluted Non-Redeemable B Ordinary Shares	$(0.16)	$(0.66)

Note: As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

For the six months ended June 30, 2021, cash used in operating activities was $800,604. Net loss of $16,717,299 was affected by interest earned on marketable securities held in the Trust Account of $15,258, changes in fair value of warrant liabilities of $15,003,500 and transaction costs associated with IPO of $1,234,321. Changes in operating assets and liabilities used $305,868 of cash for operating activities.

As of June 30, 2021, the Company cash and had marketable securities held in the Trust Account of $1,035,015,258 (including approximately $1,000 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. The Company may withdraw interest from the Trust Account to pay taxes, if any. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete its Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete its Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of June 30, 2021, the Company had cash of $1,272,226. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

June 30, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the "ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

June 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000 in fees for these services, respectively. There were no amounts included in accrued expenses at June 30, 2021 or December 31, 2020.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Promissory Note — Related Party

On October 23, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the IPO. At February 4, 2021, there was $300,000 outstanding under the Promissory Note, which, as of February 4, 2021, was due on demand. The outstanding balance under the Promissory Note of $300,000 was repaid on February 5, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 8,678,925 Class A ordinary shares issued and outstanding, excluding 94,821,075 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were effectively 25,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 8 - WARRANT LIABILITIES

Warrants— As of June 30, 2021, there were 11,350,000 Private placement Warrants and 25,875,000 Public placement warrants outstanding to purchase 37,225,000 Class A ordinary shares.  There were no warrants outstanding at December 31, 2020. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

June 30, 2021

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

June 30, 2021

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

At June 30, 2021 and December 31, 2020, there were 11,350,000 and no Private Placement Warrants outstanding, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $1,071 in cash and $1,035,014,187 in U.S. Treasury securities. Through June 30, 2021, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain/(Loss)	Fair Value
June 30, 2021	U.S.Treasury Securities (Mature on 8/10/2021)	1	$1,035,014,187	$(1,710,639)	$1,034,997,080

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”.

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach). As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The Private Warrants were initially value using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable unput utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value at December 31, 2020.

Description	Level
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,034,997,080

Liabilities:
Warrant Liability – Public Warrants	1	32,602,500
Warrant Liability – Private Placement Warrants	3	14,414,500

The following table provides quantitative information regarding the Level 3 inputs used for the fair value measurements:

	As of February 4, 2021
	(Initial Measurement)	As of June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$10.00	$9.76
Term (years)	5.0	5.0
Volatility	15.1%	20.3%
Risk free interest rate	0.52%	0.88%
Dividend yield	0.00%	0.00%
Public Warrant price	$0.86	$1.26
Private Placement Warrant price	$0.86	$1.27

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $30,015,000.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of January 1, 2021	$—
Initial Fair Value at February 04, 2021	32,013,500
Change in fair value	11,281,000
Transfer of Public warrants to level 1	(30,015,000)
Fair value as of March 31, 2021	13,279,500
Change in fair value	1,135,000
Fair value as of June 30, 2021	$14,414,500

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $4,079,420, which consisted of operating costs of $368,100, change in fair value of warrant liabilities of $3,722,500, offset by interest income on marketable securities held in the Trust Account of $11,180.

For the six months ended June 30, 2021, we had a net loss of $16,717,299, which consisted of operating costs of $494,736, change in fair value of warrant liabilities of $15,003,500 and transaction costs associated with IPO of $1,234,321, offset by interest income on marketable securities held in the Trust Account of $15,258.

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

For the six months ended June 30, 2021, cash used in operating activities was $800,604. Net loss of $16,717,299 was affected by interest earned on marketable securities held in the Trust Account of $15,258, changes in fair value of warrant liabilities of $15,003,500 and transaction costs associated with IPO of $1,234,321. Changes in operating assets and liabilities used $305,868 of cash for operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $1,035,015,258 (including approximately $1,000 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,272,226. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

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

We issued 25,875,000 public warrants to investors in our initial public offering and issued 11,350,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company's valuation of the warrant liabilities utilized a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). The fair value of the warrants utilized Level 3 inputs as it is based on the significant inputs not observable in the market as of June 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

As a result, included on our condensed balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement by and among the Company and Credit Suisse Securities (USA) LLC, BofA Securities, Inc. and Goldman Sachs & Co. LLC(1)
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor(1)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equity holders named therein(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors(1)
10.5	Administrative Services Agreement between the Company and the Sponsor(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101..INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 5, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS MUSTANG ACQUISITION CORPORATION

Date: August 4, 2021	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)