Form 10-Q
period 2021-09-30
Jaws Mustang Acquisition Corp
filed 2021-11-12
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 103,500,000 Class A ordinary shares, $0.0001 par value and 25,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,212,201	$—
Prepaid expenses	243,711	1,600
Total Current Assets	1,455,912	1,600

Deferred offering costs	—	195,705
Cash and marketable securities held in Trust Account	1,035,109,117	—
TOTAL ASSETS	$1,036,565,029	$197,305

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued expenses	$432,073	$—
Accrued offering costs	—	150,255
Promissory note - related party	—	29,807
Total Current Liabilities	432,073	180,062

Warrant liabilities	42,808,750	—
Deferred underwriting fee payable	36,225,000	—
Total Liabilities	79,465,823	180,062

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 103,500,000 and no shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	1,035,000,000	—

Shareholders' (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (1)	2,588	2,588
Additional paid-in capital	—	22,412
Accumulated deficit	(77,903,382)	(7,757)
Total Shareholders' (Deficit) Equity	(77,900,794)	17,243
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$1,036,565,029	$197,305

(1)	The shares and the associated amounts have been retroactively restated to reflect the share of dividends of 4,312,500 of the Company’s Class B shares on January 13, 2021 and February 1, 2021, resulting in an aggregate of 25,875,000 Class B ordinary shares outstanding (see Note 6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
General and administrative expenses	$413,660	$908,396
Loss from operations	(413,660)	(908,396)

Other income (expense):
Interest earned on marketable securities held in Trust Account	93,859	109,117
Offering costs associated with IPO	—	(1,234,321)
Change in fair value of warrant liabilities	4,208,250	(10,795,250)
Total Other income (expense), net	4,302,109	(11,920,454)

Net income (loss)	$3,888,449	$(12,828,850)

Weighted average shares outstanding of Class A ordinary shares redeemable shares	103,500,000	90,514,760
Basic and diluted net loss per share, Class A ordinary shares redeemable shares	$0.03	$(0.11)
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,442,308
Basic and diluted net loss per share, Class B ordinary shares non-redeemable shares	$0.03	$(0.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED September 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	25,875,000	$2,588	$22,412	$(7,757)	$17,243

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(12,961,412)	(65,066,775)	(78,028,187)

Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	12,939,000	—	12,939,000

Net loss	—	—	—	—	—	(12,637,879)	(12,637,879)

Balance - March 31, 2021	—	—	25,875,000	2,588	—	(77,712,411)	(77,709,823)

Net loss	—	—	—	—	—	(4,079,420)	(4,079,420)

Balance — June 30, 2021	—	$—	25,875,000	$2,588	$—	$(81,791,831)	$(81,789,243)

Net income	—	—	—	—	—	3,888,449	3,888,449

Balance — September 30, 2021	—	$—	25,875,000	$2,588	$—	$(77,903,382)	$(77,900,794)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED September 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(12,828,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	10,795,250
Transaction costs incurred in connection with IPO	1,234,321
Interest earned on marketable securities held in Trust Account	(109,117)
Changes in operating assets and liabilities:
Prepaid expenses	(242,111)
Accounts Payable and Accrued expenses	289,878
Net cash used in operating activities	(860,629)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,035,000,000)
Net cash used in investing activities	(1,035,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	$1,015,189,650
Proceeds from sale of private placement warrants	22,700,000
Advances from related party	11,753
Repayment of advances from related party	(11,753)
Repayment of promissory note - related party	(300,000)
Payment of offering costs	(516,820)
Net cash provided by financing activities	$1,037,072,830

Net Change in Cash	1,212,201
Cash - Beginning of period	—
Cash - End of period	$1,212,201

Non-Cash Investing and Financing Activities:
Offering costs paid through promissory note	$281,919
Initial classification of Class A ordinary shares to possible redemption	$1,035,000,000
Deferred underwriting fee payable	$36,225,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on February 1, 2021. On February 4, 2021, the Company consummated the IPO of 103,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 13,500,000 Units, at $10.00 per Unit, generating gross proceeds of $1,035,000,000 which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 11,350,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to Mustang Sponsor LLC (the “Sponsor”), generating gross proceeds of $22,700,000, which is described in Note 5.

Transaction costs amounted to $57,010,008, consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees (see Note 7) and $985,008 of other offering costs.

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

September 30, 2021

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus related to the IPO. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

September 30, 2021

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of February 4, 2021 (audited)	Reported	Adjustment	As Restated
Class A ordinary share subject to possible redemption	$963,693,730	$71,306,270	$1,035,000,000
Class A ordinary share	$713	$(713)	$—
Additional paid-in capital	$6,238,782	$(6,238,782)	$—
Accumulated deficit	$(1,242,078)	$(65,066,775)	$(66,308,853)
Total shareholders’ equity (deficit)	$5,000,005	$(71,306,270)	$(66,306,265)

The accompanying statements of changes in shareholders’ equity and cash flows no long present the change in redeemable shares to align with the presentation of all Class A redeemable shares as temporary equity.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes or ordinary shares pro rata in the income (loss) of the Company.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 3, 2021 , as well as the Company’s Current Report on Form 8-K/A, as filed with the SEC on March 29, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were invested primarily in U.S. Treasury securities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to shareholders’ equity. As of September 30, 2021, offering costs totaled $57,010,008 (consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $985,008 of other offering costs), of which $1,234,321 was charged to the statement of operations upon the completion of the IPO and $55,775,687 was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges again additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled I the following table:

Gross proceeds	$1,035,000,000
Less:
Proceeds allocated to Public Warrants	$(22,252,500)
Class A ordinary shares issuance costs	$(55,775,687)
Plus:
Accretion of carrying value to redemption value	$78,028,187
Class A ordinary shares subject to possible redemption	$1,035,000,000

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Warrant Liabilities

As disclosed in Note 4, pursuant to the IPO, the Company sold 103,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”), equating to 25,875,000 Public Warrants issued. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8). Simultaneously with the closing of its IPO, the Company consummated the sale of 11,350,000 Private Placement Warrants at a price of $2.00 per warrant in a private placement to Sponsor. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10).

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its Permitted Transferees, the Private Placement Warrants: (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, (iii) shall not be redeemable by the Company when the class A ordinary shares equal or exceeds $18.00, and (iv) shall only be redeemable by the Company when the class A ordinary shares are less than $18.00 per share, subject to certain adjustments (see Note 10).

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$3,110,759	$777,690	$(10,014,053)	$(2,814,797)
Denominator:
Basic and diluted weighted average shares outstanding	103,500,000	25,875,000	90,514,760	25,442,308
Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$(0.11)	$(0.11)

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

For the nine months ended September 30, 2021, cash used in operating activities was $860,629. Net loss of $12,828,850 was affected by interest earned on marketable securities held in the Trust Account of $109,117, changes in fair value of warrant liabilities of $10,795,250 and transaction costs associated with IPO of $1,234,321. Changes in operating assets and liabilities provided $47,767 of cash for operating activities.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

As of September 30, 2021, the Company cash and had marketable securities held in the Trust Account of $1,035,109,117 consisting of U.S. Treasury Bills with a maturity of 185 days or less. The Company may withdraw interest from the Trust Account to pay taxes, if any. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete its Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete its Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of September 30, 2021, the Company had cash of $1,212,201. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 103,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 13,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 11,350,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $22,700,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000 in fees for these services, respectively. There were no amounts included in accrued expenses at September 30, 2021 or December 31, 2020.

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

September 30, 2021

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 7. COMMITMENTS

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

Class A Ordinary Shares —The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 103,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

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

NOTE 9. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were effectively 25,875,000 Class B ordinary shares issued and outstanding.

NOTE 10 - WARRANT LIABILITIES

Warrants— As of September 30, 2021, there were 11,350,000 Private placement Warrants and 25,875,000 Public placement warrants outstanding to purchase 37,225,000 Class A ordinary shares.  There were no warrants outstanding at December 31, 2020. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

At September 30, 2021 and December 31, 2020, there were 11,350,000 and no Private Placement Warrants outstanding, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 11. FAIR VALUE MEASUREMENTS

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

At September 30, 2021, assets held in the Trust Account were comprised of $131 in cash and $1,035,108,986 in U.S. Treasury securities. Through September 30, 2021, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain/(Loss)	Fair Value
September 30, 2021	U.S.Treasury Securities (Mature on 10/5/2021)	1	$1,035,108,986	$(12,803)	$1,035,096,184

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815 “Derivatives and Hedging–Contracts in Entity’s Own Equity”.

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach). As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Warrants were initially value using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable unput utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of September 30, 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The Change in fair value is recognized in the condensed statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value at December 31, 2020.

Description	Level
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,035,096,184

Liabilities:
Warrant Liability – Public Warrants	1	29,756,250
Warrant Liability – Private Placement Warrants	2	13,052,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021, was $30,015,000. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the nine months ended September 30, 2021, was $13,052,500.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of January 1, 2021	$—
Initial Fair Value at February 04, 2021	32,013,500
Change in fair value	11,281,000
Transfer of Public warrants to level 1	(30,015,000)
Fair value as of March 31, 2021	13,279,500
Change in fair value	1,135,000
Fair value as of June 30, 2021	$14,414,500
Change in fair value	(1,362,000)
Transfer of Private warrants to Level 2	(13,052,500)
Fair value as of September 30, 2021	$—

NOTE 12. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $3,888,449, which consisted of change in fair value of warrant liabilities of $4,208,250 and interest income on marketable securities held in the Trust Account of $93,859, offset by operating costs of $413,660.

For the nine months ended September 30, 2021, we had a net loss of $12,828,850 which consisted of change in fair value of warrant liabilities of $10,795,250, transaction costs associated with IPO of $1,234,32 and operating costs of $908,396, offset by interest income on marketable securities held in the Trust Account of $109,117.

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

For the nine months ended September 30, 2021, cash used in operating activities was $860,629. Net loss of $12,828,850 was affected by interest earned on marketable securities held in the Trust Account of $109,117, changes in fair value of warrant liabilities of $10,795,250 and transaction costs associated with IPO of $1,234,321. Changes in operating assets and liabilities provided $47,766 of cash for operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $1,035,109,117 (including approximately $109,117 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $1,212,201. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from the earnings per share as the redemption value approximates fair value.

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

We issued 25,875,000 public warrants to investors in our initial public offering and issued 11,350,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company’s Public Warrants are values based on quotes market prices and are considered a Level 1 liability. The Company’s Private Warrants are classified as a Level 2 liability and due to the similarities to the Company’s Public Warrants and are valued using the quote market prices of the Public Warrants.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K/A filed with the SEC on May 27, 2021 and our quarterly report on Form 10-Q filed with the SEC on August 5, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

JAWS MUSTANG ACQUISITION CORPORATION

Date: November 12, 2021	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)