Form 10-Q/A
period 2021-09-30
Jaws Mustang Acquisition Corp
filed 2021-12-17
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 17, 2021, there were 103,500,000 Class A ordinary shares, $0.0001 par value and 25,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

EXPLANATORY NOTE

Jaws Mustang Acquisition Corporation. (the “Company,” “Jaws Mustang,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, in the Original Quarterly Report management has noted an adjustment related to temporary equity and permanent equity as of September 30, 2021.

Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee, re-evaluated whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next two subsequent reporting periods. Following such re-evaluation, the Company’s management, together with the Audit Committee determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021 should be restated through the filing of this Amended Form 10-Q. The three months ended March 31, 2021 and the three and six month ended June 30, 2021 have been restated in Note 2 of this Amended Form 10-Q, with the restatements resulting in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 12, 2021, including the quarterly reports for the periods ended March 31, 2021 and June 30, 2021 should no longer be relied upon. On December 16, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report, as well as the Form 10-Q for the period ended March 31, 2021 filed on May 24, 2021 and the Form 10-Q for the period ended June 30, 2021 filed on August 5, 2021.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting related to the Company’s accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

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

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED September 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	25,875,000	$2,588	$22,412	$(7,757)	$17,243

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(12,961,412)	(65,066,775)	(78,028,187)

Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	12,939,000	—	12,939,000

Net loss	—	—	—	—	—	(12,637,879)	(12,637,879)

Balance - March 31, 2021 (see Note 2 – as restated)	—	—	25,875,000	2,588	—	(77,712,411)	(77,709,823)

Net loss	—	—	—	—	—	(4,079,420)	(4,079,420)

Balance — June 30, 2021 (see Note 2 – as restated)	—	$—	25,875,000	$2,588	$—	$(81,791,831)	$(81,789,243)

Net income	—	—	—	—	—	3,888,449	3,888,449

Balance — September 30, 2021	—	$—	25,875,000	$2,588	$—	$(77,903,382)	$(77,900,794)

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

September 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables:

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

	As Previously
Condensed Balance Sheet as of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$952,290,170	$82,709,830	$1,035,000,000
Class A ordinary shares	$827	$(827)	$—
Additional paid-in capital	$17,642,228	$(17,642,228)	$—
Accumulated deficit	$(12,645,636)	$(65,066,775)	$(77,712,411)
Total shareholders’ equity (deficit)	$5,000,007	$(82,709,830)	$(77,709,823)
Number of shares subject to redemption	95,229,017	8,270,983	103,500,000

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$948,210,750	$86,789,250	$1,035,000,000
Class A ordinary shares	$868	$(868)	$—
Additional paid-in capital	$21,721,607	$(21,721,607)	$—
Accumulated deficit	$(16,725,056)	$(65,066,775)	$(81,791,831)
Total shareholders’ equity (deficit)	$5,000,007	$(86,789,250)	$(81,789,243)
Number of shares subject to redemption	94,821,075	8,678,925	103,500,000

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2021 (unaudited)
Sale of 103,500,000 Units, net of underwriting discounts, offering costs and warrant liabilities	$956,971,813	$(956,971,813)	$—
Class A ordinary shares subject to possible redemption	$(952,290,170)	$952,290,170	$—
Accretion for Class A ordinary shares to redemption amount	$—	$(78,028,187)	$(78,028,187)
Total shareholders’ equity (deficit)	$5,000,007	$(82,709,830)	$(77,709,823)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$4,079,420	$(4,079,420)	$—
Total shareholder’s equity (deficit)	$5,000,007	$(86,789,250)	$(81,789,243)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$963,693,730	$(963,693,730)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(11,403,560)	$11,403,560	$—

Condensed Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$963,693,730	$(963,693,730)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(15,482,980)	$(15,482,980)	$—

Condensed Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	103,500,000	(40,500,000)	63,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(0.14)	$(0.14)
Weighted average shares outstanding, Class B ordinary shares	24,600,000	(37,500)	24,562,500
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.51)	$0.37	$(0.14)

Condensed Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	103,500,000	—	103,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(0.03)	$(0.03)
Weighted average shares outstanding, Class B ordinary shares	25,875,000	—	25,875,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.16)	$0.13	$(0.03)

Condensed Statement of Operation for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	103,500,000	(19,903,846)	83,596,154
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(0.15)	$(0.15)
Weighted average shares outstanding, Class B ordinary shares	25,222,376	—	25,222,376
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.66)	$0.51	$(0.15)

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges again additional paid in capital and accumulated deficit.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified misstatements made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K/A filed with the SEC on May 27, 2021 and our quarterly report on Form 10-Q filed with the SEC on August 5, 2021 , except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting, related to the Company’s accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, including for warrants we issued in our Initial Public Offering. Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods, respectively, to classify all public shares subject to possible redemption in temporary equity.

As a result, our management concluded that our internal control over financial reporting related to the Company’s accounting for complex financial instruments was not effective for the Affected Periods. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, change in the reclassification of public shares and related financial disclosures for the Affected Periods.

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

JAWS MUSTANG ACQUISITION CORPORATION

Date: December 17, 2021	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)