Form 10-Q
period 2022-03-31
Jaws Mustang Acquisition Corp
filed 2022-05-13
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☐
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 13, 2022, there were 103,500,000 Class A ordinary shares, $0.0001 par value and 25,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$513,543	$1,123,063
Prepaid expenses	300,888	62,428
Total Current Assets	814,431	1,185,491

Cash and marketable investments held in Trust Account	1,035,374,170	1,035,212,703
TOTAL ASSETS	$1,036,188,601	$1,036,398,194

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$4,808,074	$647,538
Total Current Liabilities	4,808,074	647,538

Warrant liabilities	18,243,973	38,396,230
Deferred underwriting fee payable	36,225,000	36,225,000
Total Liabilities	59,277,047	75,268,768

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 103,500,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	1,035,000,000	1,035,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	2,588	2,588
Additional paid-in capital	—	—
Accumulated deficit	(58,091,034)	(73,873,162)
Total Shareholders’ Deficit	(58,088,446)	(73,870,574)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,036,188,601	$1,036,398,194

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2022	2021
General and administrative expenses	$4,531,596	$126,636
Loss from operations	(4,531,596)	(126,636)

Other income (expense):
Interest earned on marketable investments held in Trust Account	161,467	4,078
Transaction costs associated with warrant liabilities	—	(1,234,321)
Change in fair value of warrant liabilities	20,152,257	(11,281,000)
Total other income (expense), net	20,313,724	(12,511,243)

Net income (loss)	$15,782,128	$(12,637,879)

Weighted average shares outstanding of Class A ordinary shares redeemable shares	103,500,000	63,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares redeemable shares	$0.12	$(0.14)
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	24,562,500
Basic and diluted net income (loss) per share, Class B ordinary shares non-redeemable shares	$0.12	$(0.14)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	25,875,000	$2,588	$—	$(73,873,162)	$(73,870,574)

Net income	—	—	—	—	—	15,782,128	15,782,128

Balance — March 31, 2022	—	$—	25,875,000	$2,588	$—	$(58,091,034)	$(58,088,446)

THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	25,875,000	$2,588	$22,412	$(7,757)	$17,243

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(12,961,412)	(65,066,775)	(78,028,187)

Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	12,939,000	—	12,939,000

Net loss	—	—	—	—	—	(12,637,879)	(12,637,879)

Balance — March 31, 2021	—	$—	25,875,000	$2,588	$—	$(77,712,411)	(77,709,823)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$15,782,128	$(12,637,879)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(20,152,257)	11,281,000
Transaction costs associated with the warrant liabilities	—	1,234,321
Interest earned on investments held in Trust Account	(161,467)	(4,078)
Changes in operating assets and liabilities:
Prepaid expenses	(238,460)	(621,747)
Accrued expenses	4,160,536	29,644
Net cash used in operating activities	(609,520)	(718,739)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(1,035,000,000)
Net cash used in investing activities	—	(1,035,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	1,015,189,650
Proceeds from sale of private placement warrants	—	22,700,000
Advances from related party	—	11,753
Repayment of advances from related party	—	(11,753)
Repayment of promissory note - related party	—	(300,000)
Payment of offering costs	—	(516,820)
Net cash provided by financing activities	—	1,037,072,830

Net Change in Cash	(609,520)	1,354,091
Cash – Beginning of period	1,123,063	—
Cash – Ending of period	$513,543	$1,354,091

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$281,919
Deferred underwriting fee payable	$—	$36,225,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO on February 4, 2021, an amount of $1,035,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash of $513,543. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard’s Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

March 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were invested primarily in U.S. Treasury securities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to shareholders’ deficit. Upon completion of the IPO on February 1, 2021, offering costs totaled $57,010,008 (consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $985,008 of other offering costs), of which $1,234,321 was charged to the condensed statements of operations upon the completion of the IPO and $55,775,687 was charged to temporary equity and accreted to addition paid in capital and shareholders’ deficit.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,035,000,000
Less:
Proceeds allocated to Public Warrants	(22,252,500)
Class A ordinary shares issuance costs	(55,775,687)
Plus:
Accretion of carrying value to redemption value	78,028,187
Class A ordinary shares subject to possible redemption	$1,035,000,000

Warrant Liabilities

As disclosed in Note 3, pursuant to the IPO, the Company sold 103,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”), equating to 25,875,000 Public Warrants issued. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9). Simultaneously with the closing of its IPO, the Company consummated the sale of 11,350,000 Private Placement Warrants at a price of $2.00 per warrant in a private placement to Sponsor. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its Permitted Transferees, the Private Placement Warrants (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, (iii) shall not be redeemable by the Company when the class A ordinary shares equal or exceeds $18.00, and (iv) shall only be redeemable by the Company when the class A ordinary shares are less than $18.00 per share, subject to certain adjustments (see Note 9).

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public Warrants and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public Warrants and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the IPO, the Company recorded these warrants as liabilities on its balance sheets, with subsequent changes in their respective fair values recognized in the statements of operations at each reporting date. In accordance with ASC 825-10, “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and Private Placement, which were previously charged to shareholders' deficit, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the condensed statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three months ended March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$12,625,702	$3,156,426	$(9,092,778)	$(3,545,101)
Denominator:
Basic and diluted weighted average shares outstanding	103,500,000	25,875,000	63,000,000	24,562,500
Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$(0.14)	$(0.14)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 103,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 13,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

As of October 23, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”). On October 28, 2020, the Company effected a share dividend of 8,625,000 shares and on January 13, 2021 and February 1, 2021, the Company effected share dividends of 4,312,500 shares each, resulting in there being an aggregate of 25,875,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 3,375,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on February 4, 2021, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000 and  $20,000 in fees for these services, respectively. There were no amounts included in accrued expenses at March 31, 2022 or December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

On February 23, 2022 , The Company has entered into a cost-sharing arrangement with related parties in connection with completing a Business Combination.. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

Class A Ordinary Shares —The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 103,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were effectively  25,875,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except that, prior to the initial business combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment of directors, and except as required by law.

The Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of a Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 9 - WARRANT LIABILITIES

Warrants— As of March 31, 2022 and December 31, 2021, there were 11,350,000 Private placement Warrants and 25,875,000 Public placement warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

March 31, 2022

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

At March 31, 2022 and December 31, 2021, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 10. FAIR VALUE MEASUREMENTS

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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following is a description of the valuation methodology used for assets and liabilities measured at fair value:

U.S. Treasury Securities: The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022, assets held in the Trust Account were comprised of $3,699 in cash and $1,035,370,471 in U.S. Treasury securities. Through March 31, 2022, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

At December 31, 2021, assets held in the Trust Account were comprised of $3,699 in cash and $1,035,209,004 in U.S. Treasury securities.

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Loss	Fair Value
March 31, 2022	U.S.Treasury Securities (Mature on 4/12/2022)	1	$1,035,370,471	$(22,765)	$1,035,347,706

December 31, 2021	U.S.Treasury Securities (Mature on 4/12/2022)	1	$1,035,209,004	$(16,317)	$1,035,192,687

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815, “Derivatives and Hedging–Contracts in Entity’s Own Equity”.

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach). As of March 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

The Private Warrants were initially value using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of March 31, 2022, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the condensed statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,035,347,706

Liabilities:
Warrant Liability – Public Warrants	1	12,681,338
Warrant Liability – Private Placement Warrants	2	5,562,635

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,035,192,687

Liabilities:
Warrant Liability – Public Warrants	1	26,651,250
Warrant Liability – Private Placement Warrants	2	11,744,980

The following table presents the changes in the fair value of Level 3 warrant liabilities as of March 31, 2021:

Fair value as of January 1, 2021	$—
Initial Fair Value at February 04, 2021	32,013,500
Change in fair value	11,281,000
Transfer of Public warrants to level 1	(30,015,000)
Fair value as of March 31, 2021	13,279,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021, was $30,015,000. There were no transfers from during the three months ended March 31, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $15,782,128, which consisted of change in fair value of warrant liabilities of $20,152,257 and interest earned on marketable investments held in the Trust Account of $161,467, offset by general and administrative expenses of $4,531,596.

For the three months ended March 31,2021, we had a net loss of $12,637,879 which consisted of change in fair value of warrant liabilities of $11,281,000, transaction costs associated with warrant liabilities of $1,234,321 and general and administrative expenses of $126,636, offset by interest earned on marketable investments held in the Trust Account of $4,078.

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

For the three months ended March 31, 2022, cash used in operating activities was $609,520. Net income of $15,782,128 was affected by interest earned on investments held in the Trust Account of $161,467, and changes in fair value of warrant liabilities of $20,152,257. Changes in operating assets and liabilities provided $3,922,076 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $718,739. Net loss of $12,637,879 was affected by interest earned on investments held in the Trust Account of $4,078, changes in fair value of warrant liabilities of $11,281,000 and transaction costs associated with the warrant liabilities of $1,234,321. Changes in operating assets and liabilities used $592,103 of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $1,035,374,170 (including approximately $374,000 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $513,543. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly , as of March 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

We issued 25,875,000 public warrants to investors in our initial public offering and issued 11,350,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Company’s Public Warrants are values based on quotes market prices and are considered a Level 1 liability. The Company’s Private Warrants are classified as a Level 2 liability due to the similarities to the Company’s Public Warrants and are valued using the quote market prices of the Public Warrants.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101..INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS MUSTANG ACQUISITION CORPORATION

Date: May 13, 2022	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)