Form 10-Q
period 2022-06-30
Jaws Mustang Acquisition Corp
filed 2022-08-09
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, there were 103,500,000 Class A ordinary shares, $0.0001 par value and 25,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$293,361	$1,123,063
Prepaid expenses	263,194	62,428
Total Current Assets	556,555	1,185,491

Cash and marketable investments held in Trust Account	1,036,958,702	1,035,212,703
TOTAL ASSETS	$1,037,515,257	$1,036,398,194

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$5,066,515	$647,538
Total Current Liabilities	5,066,515	647,538

Warrant liabilities	9,306,250	38,396,230
Deferred underwriting fee payable	36,225,000	36,225,000
Total Liabilities	50,597,765	75,268,768

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 103,500,000 shares at $10.02 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	1,036,958,702	1,035,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	2,588	2,588
Additional paid-in capital	—	—
Accumulated deficit	(50,043,798)	(73,873,162)
Total Shareholders’ Deficit	(50,041,210)	(73,870,574)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,037,515,257	$1,036,398,194

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$516,317	$368,100	$5,047,913	$494,736
Loss from operations	(516,317)	(368,100)	(5,047,913)	(494,736)

Other income (expense):
Interest earned on marketable investments held in Trust Account	1,584,532	11,180	1,745,999	15,258
Transaction costs associated with warrant liabilities	—	—	—	(1,234,321)
Change in fair value of warrant liabilities	8,937,723	(3,722,500)	29,089,980	(15,003,500)
Other income (expense), net	10,522,255	(3,711,320)	30,835,979	(16,222,563)

Net income (loss)	$10,005,938	$(4,079,420)	$25,788,066	$(16,717,299)

Weighted average shares outstanding of Class A ordinary shares redeemable shares	103,500,000	103,500,000	103,500,000	83,596,154
Basic and diluted net income (loss) per share, Class A ordinary shares redeemable shares	$0.08	$(0.03)	$0.20	$(0.15)
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,875,000	25,875,000	25,222,376
Basic and diluted net income (loss) per share, Class B ordinary shares non-redeemable shares	$0.08	$(0.03)	$0.20	$(0.15)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	25,875,000	$2,588	$—	$(73,873,162)	$(73,870,574)

Net income	—	—	—	—	—	15,782,128	15,782,128

Balance - March 31, 2022	—	$—	25,875,000	$2,588	$—	$(58,091,034)	$(58,088,446)

Change in value of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,958,702)	(1,958,702)

Net income	—	—	—	—	—	10,005,938	10,005,938

Balance — June 30, 2022	—	$—	25,875,000	$2,588	$—	$(50,043,798)	$(50,041,210)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	25,875,000	$2,588	$22,412	$(7,757)	$17,243

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(12,961,412)	(65,066,775)	(78,028,187)

Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	12,939,000	—	12,939,000

Net loss	—	—	—	—	—	(12,637,879)	(12,637,879)

Balance — March 31, 2021	—	$—	25,875,000	$2,588	$—	$(77,712,411)	(77,709,823)

Net loss	—	—	—	—	—	(4,079,420)	(4,079,420)

Balance – June 30, 2021	—	$—	25,875,000	$2,588	$—	$(81,791,831)	(81,789,243)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$25,788,066	$(12,637,879)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(29,089,980)	11,281,000
Transaction costs associated with the warrant liabilities	—	1,234,321
Interest earned on investments held in Trust Account	(1,745,999)	(4,078)
Changes in operating assets and liabilities:
Prepaid expenses	(200,766)	(621,747)
Accrued expenses	4,418,977	29,644
Net cash used in operating activities	(829,702)	(718,739)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(1,035,000,000)
Net cash used in investing activities	—	(1,035,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	1,015,189,650
Proceeds from sale of private placement warrants	—	22,700,000
Advances from related party	—	11,753
Repayment of advances from related party	—	(11,753)
Repayment of promissory note - related party	—	(300,000)
Payment of offering costs	—	(516,820)
Net cash provided by financing activities	—	1,037,072,830

Net Change in Cash	(829,702)	1,354,091
Cash – Beginning of period	1,123,063	—
Cash – Ending of period	$293,361	$1,354,091

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$281,919
Deferred underwriting fee payable	$—	$36,225,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

June 30, 2022

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

June 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash of $293,361. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard’s Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023. Management intends to complete a Business Combination prior to the February 4, 2023 mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

June 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,035,000,000
Less:
Proceeds allocated to Public Warrants	(22,252,500)
Class A ordinary shares issuance costs	(55,775,687)
Plus:
Accretion of carrying value to redemption value	78,028,187
Class A ordinary shares subject to possible redemption, December 31, 2021	$1,035,000,000
Plus:
Accretion of carrying value to redemption value	1,958,702
Class A ordinary shares subject to possible redemption, June 30, 2022	1,036,958,702

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

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public Warrants and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public Warrants and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the IPO, the Company recorded these warrants as liabilities on its balance sheets, with subsequent changes in their respective fair values recognized in the statements of operations at each reporting date. In accordance with ASC 825-10, “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and Private Placement, which were previously charged to shareholders’ deficit, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the condensed statements of operations.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three and six months ended June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$8,004,750	$2,001,188	$(3,263,536)	(815,884)	$20,630,453	$5,157,613	$(12,842,499)	$(3,874,800)
Denominator:
Basic and diluted weighted average shares outstanding	103,500,000	25,875,000	103,500,000	25,875,000	103,500,000	25,875,000	83,596,154	25,222,376
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.03)	(0.03)	$0.20	$0.20	$(0.15)	$(0.15)

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

June 30, 2022

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $20,000 and $50,000 in fees for these services, respectively. There were no amounts included in accrued expenses at June 30, 2022 or December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

On February 23, 2022 , the Company has entered into a cost-sharing arrangement with related parties in connection with completing a Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company.

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

June 30, 2022

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

Class A Ordinary Shares —The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 103,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were effectively 25,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 9 - WARRANT LIABILITIES

Warrants— As of June 30, 2022 and December 31, 2021, there were 11,350,000 Private placement Warrants and 25,875,000 Public placement warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

At June 30, 2022 and December 31, 2021, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following is a description of the valuation methodology used for assets and liabilities measured at fair value:

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

At June 30, 2022, assets held in the Trust Account were comprised of $202 in cash and $1,036,958,500 in U.S. Treasury securities. Through June 30, 2022, the Company did not withdraw any interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $3,699 in cash and $1,035,209,004 in U.S. Treasury securities.

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Loss	Fair Value
June 30, 2022	U.S.Treasury Securities (Mature on 7/14/2022)	1	$1,036,958,500	$(138,487)	$1,036,820,013

December 31, 2021	U.S.Treasury Securities (Matured on 4/12/2022)	1	$1,035,209,004	$(16,317)	$1,035,192,687

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815, “Derivatives and Hedging–Contracts in Entity’s Own Equity”.

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach). As of June 30, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Warrants were initially value using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of June 30, 2022, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the condensed statements of operations.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,036,820,013

Liabilities:
Warrant Liability – Public Warrants	1	6,468,750
Warrant Liability – Private Placement Warrants	2	2,837,500

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,035,192,687

Liabilities:
Warrant Liability – Public Warrants	1	26,651,250
Warrant Liability – Private Placement Warrants	2	11,744,980

The following table presents the changes in the fair value of Level 3 warrant liabilities as of June 30, 2021:

Fair value as of January 1, 2021	$—
Initial Fair Value at February 04, 2021	32,013,500
Change in fair value	11,281,000
Transfer of Public warrants to level 1	(30,015,000)
Fair value as of March 31, 2021	13,279,500
Change in fair value	1,135,000
Fair value as of June 30, 2021	14,414,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021, was $30,015,000. There were no transfers during the three and six months ended June 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $10,005,938, which consisted of change in fair value of warrant liabilities of $8,937,723 and interest earned on marketable investments held in the Trust Account of $1,584,532, offset by general and administrative expenses of $516,317.

For the six months ended June 30,2022, we had a net income of $25,788,066, which consisted of change in fair value of warrant liabilities of $29,089,980 and interest earned on marketable investments held in the Trust Account of $1,745,999, offset by general and administrative expenses of $ $5,047,913.

For the three months ended June 30, 2021, we had a net loss of $4,079,420 which consisted of change in fair value of warrant liabilities of $3,722,500 and general and administrative expenses of $368,100, offset by interest earned on marketable investments held in the Trust Account of $11,180.

For the six months ended June 30, 2021, we had a net loss of $16,717,299 which consisted of change in fair value of warrant liabilities of $15,003,500, transaction costs associated with warrant liabilities of $1,234,321 and general and administrative expenses of $494,736, offset by interest earned on marketable investments held in the Trust Account of $15,258.

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

For the six months ended June 30, 2022, cash used in operating activities was $829,702. Net income of $25,788,066 was affected by interest earned on investments held in the Trust Account of $1,745,999, and changes in fair value of warrant liabilities of $29,089,980. Changes in operating assets and liabilities provided $4,218,211 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $800,604. Net loss of $16,717,299 was affected by interest earned on investments held in the Trust Account of $15,258, changes in fair value of warrant liabilities of $15,003,500 and transaction costs associated with the warrant liabilities of $1,234,321. Changes in operating assets and liabilities used $305,868 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $1, 036,958,702 (including approximately $1,958,702 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $293,361. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023. Management intends to complete a Business Combination prior to the February 4, 2023 mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly , as of June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of March 31, 2022, and we believe we have remediated the material weakness in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the financial reporting of complex financial instruments that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022 (the “Form 10-K”) and in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 (the “2022 Q1 Form 10-Q”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K and 2022 Q1 Form 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS MUSTANG ACQUISITION CORPORATION

Date: August 9, 2022	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)