Form 10-Q
period 2022-09-30
Jaws Mustang Acquisition Corp
filed 2022-11-09
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 103,500,000 Class A ordinary shares, $0.0001 par value and 25,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$199,785	$1,123,063
Prepaid expenses	145,169	62,428
Total Current Assets	344,954	1,185,491

Cash and marketable investments held in Trust Account	1,041,599,774	1,035,212,703
TOTAL ASSETS	$1,041,944,728	$1,036,398,194

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$3,906,462	$647,538
Total Current Liabilities	3,906,462	647,538

Warrant liabilities	3,722,500	38,396,230
Deferred underwriting fee payable	36,225,000	36,225,000
Total Liabilities	43,853,962	75,268,768

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 103,500,000 shares at $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	1,041,599,774	1,035,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	2,588	2,588
Additional paid-in capital	—	—
Accumulated deficit	(43,511,596)	(73,873,162)
Total Shareholders’ Deficit	(43,509,008)	(73,870,574)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT	$1,041,944,728	$1,036,398,194

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$294,749	$413,660	$5,342,662	$908,396
Loss from operations	(294,749)	(413,660)	(5,342,662)	(908,396)

Other income (expense):
Interest earned on marketable investments held in Trust Account	4,641,072	93,859	6,387,071	109,117
Forgiveness of debt	1,243,201	—	1,243,201	—
Transaction costs associated with warrant liabilities	—	—	—	(1,234,321)
Change in fair value of warrant liabilities	5,583,750	4,208,250	34,673,730	(10,795,250)
Other income (expense), net	11,468,023	4,302,109	42,304,002	(11,920,454)

Net income (loss)	$11,173,274	$3,888,449	$36,961,340	$(12,828,850)

Weighted average shares outstanding of Class A ordinary shares redeemable shares	103,500,000	103,500,000	103,500,000	90,514,760
Basic and diluted net income (loss) per share, Class A ordinary shares redeemable shares	$0.09	$0.03	$0.29	$(0.11)
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,875,000	25,875,000	25,442,308
Basic and diluted net income (loss) per share, Class B ordinary shares non-redeemable shares	$0.09	$0.03	$0.29	$(0.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	25,875,000	$2,588	$—	$(73,873,162)	$(73,870,574)

Net income	—	—	—	—	—	15,782,128	15,782,128

Balance - March 31, 2022	—	—	25,875,000	2,588	—	(58,091,034)	(58,088,446)

Change in value of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,958,702)	(1,958,702)

Net income	—	—	—	—	—	10,005,938	10,005,938

Balance — June 30, 2022	—	—	25,875,000	2,588	—	(50,043,798)	(50,041,210)

Change in value of Class A ordinary shares subject to redemption	—	—	—	—	—	(4,641,072)	(4,641,072)

Net income	—	—	—	—	—	11,173,274	11,173,274

Balance — September 30, 2022	—	$—	25,875,000	$2,588	$—	$(43,511,596)	$(43,509,008)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	25,875,000	$2,588	$22,412	$(7,757)	$17,243

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(12,961,412)	(65,066,775)	(78,028,187)

Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	12,939,000	—	12,939,000

Net loss	—	—	—	—	—	(12,637,879)	(12,637,879)

Balance - March 31, 2021	—	$—	25,875,000	$2,588	$—	$(77,712,411)	(77,709,823)

Net loss	—	—	—	—	—	(4,079,420)	(4,079,420)

Balance - June 30, 2021	—	$—	25,875,000	$2,588	$—	$(81,791,831)	(81,789,243)

Net income	—	—	—	—	—	3,888,449	3,888,449

Balance - September 30, 2021	—	$—	25,875,000	$2,588	$—	$(77,903,382)	$(77,900,794)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$36,961,340	$(12,828,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(34,673,730)	10,795,250
Transaction costs associated with the warrant liabilities	—	1,234,321
Interest earned on investments held in Trust Account	(6,387,071)	(109,117)
Changes in operating assets and liabilities:
Prepaid expenses	(82,741)	(242,111)
Accrued expenses	3,258,924	289,878
Net cash used in operating activities	(923,278)	(860,629)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(1,035,000,000)
Net cash used in investing activities	—	(1,035,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	1,015,189,650
Proceeds from sale of private placement warrants	—	22,700,000
Advances from related party	—	11,753
Repayment of advances from related party	—	(11,753)
Repayment of promissory note - related party	—	(300,000)
Payment of offering costs	—	(516,820)
Net cash provided by financing activities	—	1,037,072,830

Net Change in Cash	(923,278)	1,212,201
Cash – Beginning of period	1,123,063	—
Cash – End of period	$199,785	$1,212,201

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$281,919
Deferred underwriting fee payable	$—	$36,225,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

September 30, 2022

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

The Company will have until February 4, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. On November 1, 2022 a preliminary proxy was filed to extend the Combination Period from February 4, 2023 to November 4, 2023.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $199,785. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023. Management intends to complete a Business Combination prior to the February 4, 2023 mandatory liquidation date. On November 1, 2022 a preliminary proxy was filed to extend the Combination Period from February 4, 2023 to November 4, 2023.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

September 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to shareholders’ deficit. Upon completion of the IPO on February 1, 2021, offering costs totaled $57,010,008 (consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $985,008 of other offering costs), of which $1,234,321 was charged to the condensed statements of operations upon the completion of the IPO and $55,775,687 was charged to temporary equity and accreted to addition paid-in capital and shareholders’ deficit.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,035,000,000
Less:
Proceeds allocated to Public Warrants	(22,252,500)
Class A ordinary shares issuance costs	(55,775,687)
Plus:
Accretion of carrying value to redemption value	78,028,187
Class A ordinary shares subject to possible redemption, December 31, 2021	$1,035,000,000
Plus:
Change in value of Class A ordinary shares subject to redemption	6,599,744
Class A ordinary shares subject to possible redemption, September 30, 2022	1,041,599,774

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three and nine months ended September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$8,938,619	$2,234,655	$3,110,759	777,690	$29,569,072	$7,392,268	$(10,014,053)	$(2,814,797)
Denominator:
Basic and diluted weighted average shares outstanding	103,500,000	25,875,000	103,500,000	25,875,000	103,500,000	25,875,000	90,514,760	25,442,308
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$0.03	0.03	$0.29	$0.29	$(0.11)	$(0.11)

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

September 30, 2022

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000 in fees for these services, respectively. There were no amounts included in accrued expenses at September 30, 2022 or December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

On February 23, 2022, the Company has entered into a cost-sharing arrangement with related parties in connection with completing a Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company.

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

September 30, 2022

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

Class A Ordinary Shares —The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 103,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were effectively 25,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 9 - WARRANT LIABILITIES

Warrants— As of September 30, 2022 and December 31, 2021, there were 11,350,000 Private placement Warrants and 25,875,000 Public warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

September 30, 2022

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

At September 30, 2022 and December 31, 2021, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

At September 30, 2022, assets held in the Trust Account were comprised of $720 in cash and $1,041,599,054 in U.S. Treasury securities. Through September 30, 2022, the Company did not withdraw any interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $3,699 in cash and $1,035,209,004 in U.S. Treasury securities.

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Loss	Fair Value
September 30, 2022	U.S Treasury Securities (Mature on 10/13/2022)	1	$1,041,599,054	$(75,537)	$1,041,523,517

December 31, 2021	U.S Treasury Securities (Matured on 4/12/2022)	1	$1,035,209,004	$(16,317)	$1,035,192,687

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815, “Derivatives and Hedging–Contracts in Entity’s Own Equity”.

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach). As of September 30, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Warrants were initially value using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of September 30, 2022, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the condensed statements of operations.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,041,523,517

Liabilities:
Warrant Liability – Public Warrants	1	2,587,500
Warrant Liability – Private Placement Warrants	2	1,135,000

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,035,192,687

Liabilities:
Warrant Liability – Public Warrants	1	26,651,250
Warrant Liability – Private Placement Warrants	2	11,744,980

The following table presents the changes in the fair value of Level 3 warrant liabilities as of September 30, 2021:

Fair value as of January 1, 2021	$—
Initial Fair Value at February 4, 2021	32,013,500
Change in fair value	11,281,000
Transfer of Public warrants to level 1	(30,015,000)
Fair value as of March 31, 2021	13,279,500
Change in fair value	1,135,000
Fair value as of June 30, 2021	14,414,500
Change in fair value	(1,362,000)
Transfer of Public warrants to level 2	(13,052,500)
Fair value as of September 30, 2021	—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021, was $30,015,000. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the nine months ended September 30, 2021, was $13,052,500. There were no transfers during the three and nine months ended September 30, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 1, 2022, the Company filed a preliminary proxy statement for an extraordinary general meeting of shareholders to consider and vote on proposals to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from February 4, 2023 to November 4, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $11,173,274, which consisted of change in fair value of warrant liabilities of $5,583,750, interest earned on marketable investments held in the Trust Account of $4,641,072 and forgiveness of debt due to a reduction of a bill by vendor for a previously accrued amount of $1,243,301 offset by general and administrative expense of $294,749.

For the nine months ended September 30, 2022, we had a net income of $36,961,340, which consisted of change in fair value of warrant liabilities of $34,673,730, interest earned on marketable investments held in the Trust Account of $6,387,071 and forgiveness of debt due to a reduction of a bill by vendor for a previously accrued amount of $1,243,301 offset by general and administrative expense of $5,342,662.

For the three months ended September 30, 2021, we had a net income of $3,888,449, which consisted of change in fair value of warrant liabilities of $4,208,250 and interest income on marketable securities held in the Trust Account of $93,859, offset by operating costs of $413,660.

For the nine months ended September 30, 2021, we had a net loss of $12,828,850 which consisted of change in fair value of warrant liabilities of $10,795,250, transaction costs associated with IPO of $1,234,321 and operating costs of $908,396, offset by interest income on marketable securities held in the Trust Account of $109,117.

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

For the nine months ended September 30, 2022, cash used in operating activities was $923,278. Net income of $36,961,340 was affected by change in fair value of warrant liabilities of $34,673,730 and interest earned on marketable investments held in the Trust Account of $6,387,071. Changes in operating assets and liabilities provided $3,176,183 of cash for operating activities.

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

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $1,041,599,774 (including $6,599,774 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $199,785. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023. Management intends to complete a Business Combination prior to the February 4, 2023 mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly , as of September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022 (the “Form 10-K”) and in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 (the “2022 Q1 Form 10-Q”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K and 2022 Q1 Form 10-Q, except for the below risk factor.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS MUSTANG ACQUISITION CORPORATION

Date: November 9, 2022	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)