Form 10-K
period 2022-12-31
Jaws Mustang Acquisition Corp
filed 2023-03-01
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

JAWS MUSTANG ACQUISITION CORPORATION
(Exact name of registrant guarantor as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the New York Stock Exchange, was approximately $1,017,405,000.

As of February 27, 2023, 2,103,614 Class A ordinary shares and 25,875,000 Class B ordinary shares were issued and outstanding.

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

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our warrants are accounted for as derivative liabilities, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search for a business combination, to pay our taxes, and to complete our initial business combination.
●	Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

Our Founders believe a special purpose acquisition company vehicle is the most potent way to capitalize on the benefits of the public markets. The elements of (a) efficiency to listing time and (b) ability to show future growth, especially for our target company, all favor a founder friendly way of accessing the capital markets. We believe that the early venture capital and late stage private equity markets contain numerous target companies that have the potential to benefit materially from being publicly traded, an area in which the Founders have significant experience.

As of March 1, 2023, we had not commenced any operations. All activity for the period from April 1, 2021 (inception) to March 1, 2023 relates to identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our initial public offering.

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

Mr. Sternlicht, one of our Founders, is a well-known entrepreneur and operator with an extensive dealmaking history. He founded Starwood Capital in 1991, serving as Chairman and Chief Executive Officer. Starwood Capital is a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with approximately $120 billion of assets under management as of December 31, 2022. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion dollar public market companies, ranging from traditional real estate to branded hospitality. Mr. Sternlicht has established an expansive network of Limited Partner relationships through his fundraising efforts over the years.

Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several marquee public market transactions to enhance the scale of his core platform—including the creation and expansion of Starwood Property Trust (NYSE: STWD), the consolidation of Starwood Hotels & Resorts Worldwide (formerly NYSE: HOT), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor.

Mr. Sternlicht currently serves as the Chairman and Chief Executive Officer of STWD, a leading, diversified real estate finance company with over $5 billion in market capitalization as of December 31, 2022; and one of the first mortgage REITs launched postcrisis. Since inception in 2009, Mr. Sternlicht guided STWD through a steady evolution with $93 billion in deployed capital, evolving from a pure-play commercial lender to a diversified commercial REIT with residential lending, commercial mortgage servicing, property ownership and infrastructure lending.

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

Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lyft, a ride share application, 2ndMD, which offers medical second opinions with virtual online consultations, Bonobos, an e-commerce-driven apparel company, Palantir, which specializes in big data analytics, Wish, a leading U.S.-based e-commerce platform, Flipkart, a leading India-based e-commerce platform, and Alibaba, a leading China-based e-commerce platform. Mr. Sternlicht’s other public market experience includes:

●	Serving as Chairman of JAWS Acquisition Corp. (NYSE: JWS), a special purpose acquisition company which successfully conducted its IPO in May 2020 and successfully merged with Cano Health Inc. (NYSE: CANO) in June 2021;
●	Serving as Chairman of JAWS Spitfire Acquisition Corporation (NYSE: SPFR), a special purpose acquisition company which successfully conducted its IPO in December 2020 and successfully merged with Velo3D Inc. (NYSE: VLD) in September 2021;
●	Serving as a Director of INVH, the largest publicly-traded investor, owner and operator of single-family homes in the U.S. from 2017 to 2020. INVH was formed via the spin-off of Starwood Waypoint Residential Trust from STWD in 2014; and the subsequent mergers with Colony American Homes and Invitation Homes;
●	Serving as a Director of The Estée Lauder Companies, a multinational manufacturer and marketer of prestige skincare, makeup, fragrance and hair care products, since 2004;
●	Serving as a Director of A.S. Roma, the professional Italian football club based in Rome, from 2014 to 2020;
●	Serving as the Chairman of the Board of Baccarat, S.A., a French manufacturer of fine crystal glassware located in Baccarat, France, from 2005 to 2018;

●	Serving as Chairman of TRI Pointe Group (NYSE: TPH), a leading builder of new homes, from the initial public offering, or IPO, until 2017, including through its $2.8 billion merger with Weyerhaeuser Company in 2014;
●	Serving as a Director for Restoration Hardware (NYSE: RH), a luxury brand in home furnishings, from IPO in 2012 through 2014;
●	Serving as a Director of Vesper Healthcare Acquisition Corp., a special purpose acquisition company which successfully conducted its IPO in November 2020 and successfully merged with The Beauty Health Company (NASDAQ: SKIN) in May 2021;
●	Serving as Chairman of iStar (NYSE: STAR; formerly Starwood Financial), the manager and largest owner of Safehold (NYSE: SAFE), which specializes in ground leases. Mr. Sternlicht served as Chairman until 2001; subsequently serving as a Director until 2003; and
●	Serving as a Director of Equity Residential (NYSE: EQR) from 1993 through 1998 after contributing a portfolio of apartment buildings in return for a 20% stake.

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

Matthew Walters is the Chief Operating Officer of JAWS Mustang Acquisition Corporation. He is also the Chief Executive Officer of JAWS Hurricane Acquisition Corporation. Mr. Walters previously served as Chief Executive Officer and director of JAWS Spitfire through its business combination with Velo3D. He is currently a member of the board of directors of Velo3D. Mr. Walters has also served as a Principal at JAWS Estates Capital, a public and private direct investing focused single family office, since 2015. He directs the private investment strategy with a particular emphasis on the consumer and technology sectors for JAWS. JAWS representative investments include Artsy, Away Luggage, Color Genomics, Delos Living, Didi, Domino’s China, Flaschenpost, Flipkart, Hyperloop, Illumio, Pre-IPO Lyft, Oscar Health, Oyo Rooms, Parachute Home, Qualia, Sarcos Robotics, Sweetgreen, Third Love and Wish. Prior to joining JAWS, Mr. Walters spent his entire career at L Catterton, the largest, most global consumer-focused private equity firm, where he worked on sourcing and investment strategy for both the buyout and growth oriented funds. Mr. Walters sits on the board of Sempre Life and is a board observer at Bluestone Lane and Parachute Home. Mr. Walters received a B.A. from the University of Virginia and an M.S. in Finance from Fairfield University.

John Legere has agreed to serve as a director of JAWS Mustang Acquisition Corporation. Mr. Legere served as President and Chief Executive Officer of T-Mobile from 2012 to 2020. At T-Mobile, he led the creation of the “Uncarrier” culture, which solved major customer pain points in telecom and resulted in TMobile receiving Best Place to Work and J.D. Power Customer Service awards. Prior to joining T-Mobile, from 2001 to 2011 Mr. Legere served as CEO of Global Crossing Limited, a telecommunications company, which he successfully restructured from bankruptcy to a sale to Level 3. Before joining Global Crossing, John was CEO of Asia Global Crossing (Microsoft, Softbank, and Global Crossing joint venture). Previously, he served as COO and President of Dell Computer Corporation’s operations in Europe, the Middle East, Africa, and the Asia-Pacific region. Mr. Legere also worked at AT&T for 18 years in a number of senior positions, including President of AT&T Asia Pacific, President of AT&T Solutions Outsourcing Unit, and head of global strategy and development. Mr. Legere received a Bachelor’s degree in Business Administration from the University of Massachusetts, a Master of Science degree from MIT (Alfred P. Sloan Fellow), an MBA from Fairleigh Dickinson University, and a certificate from Harvard Business School’s Program for Management Development.

David Helfand has agreed to serve as a director of JAWS Mustang Acquisition Corporation. Mr. Helfand has worked with Sam Zell for more than 28 years in a variety of capacities. Currently, he serves as President and Chief Executive Officer of Equity Commonwealth (EQC) and is a member of the company’s board of directors. EQC is an internally managed and self-advised REIT. Previously, Mr. Helfand founded and served as President of Helix Funds, where he oversaw the acquisition, management, and disposition of more than $2.2 billion in real estate assets. While at Helix, Mr. Helfand also served as Chief Executive Officer for American Residential Communities, a Helix portfolio company. Mr. Helfand holds an MBA from the University of Chicago Graduate School of Business, and a BA from Northwestern University. He serves as a Director on the boards of the Ann & Robert H. Lurie Children’s Hospital of Chicago and The Ounce of Prevention, and as a Commissioner for the Chicago Park District. He is also on the Executive Committee of the Zell/Lurie Real Estate Center at The Wharton School, and the Board of Visitors at the Weinberg College of Arts and Sciences at Northwestern University Elizabeth Cogan Fascitelli has agreed to serve as a director of JAWS Mustang Acquisition Corporation. Until July 2020, Ms. Cogan Fascitelli served as a partner at the Goldman Sachs Group, Inc., where she was Chief Operating Officer of the Merchant Banking Division. She joined the firm in 1984. She is a former director of Carmike Cinemas, Cosmetics Plus Group, Globe Manufacturing, Neuromedical Systems, and Whole Foods Market. Ms. Cogan Fascitelli is a director of Fortress Capital Acquisition Corp., a trustee of the nonprofit Partnership for Inner-City Education and Child Mind Institute and serves on the Dartmouth Board of Trustees and on the Harvard Business School Board of Advisors. She received an AB from Dartmouth and an MBA from Harvard Business School.

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

Initial Business Combination

So long as our securities are then listed on the New York Stock Exchange (“NYSE”) or NYSE American, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

We have begun the process of listing our units, Class A ordinary shares and warrants on NYSE American. In connection with listing on the NYSE American, we will voluntarily delist our units, Class A ordinary shares and warrants from the NYSE. Following the transfer of our listing, we intend to continue to file the same periodic reports and other information we currently file with the Securities and Exchange Commission.

We intend to file a Form 8-A with respect to the registration of our securities on the NYSE American.

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

Our sponsor is Mustang Sponsor LLC, a Delaware limited liability company. Our sponsor currently owns 25,800,000 Class B ordinary shares and 11,350,000 private placement warrants. Barry S. Sternlicht, the Chairman of JWSM, has voting and dipositive power over the Class B ordinary shares private placement warrants held by our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by February 4, 2024 because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $10.00 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination in the amount of $1,014,212,072 as of December 31, 2022, after payment of offering costs, including the $36,225,000 in deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. On February 1, 2023, we held an extraordinary general meeting of shareholders (“Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Under the NYSE American’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding;

●	Any of our directors, officers or substantial shareholders (as defined by NYSE American rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE American, we will be required to comply with the NYSE American rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, are voted in favor of the business combination. In accordance with our amended and restated memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum. Our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need none of the currently outstanding public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until the Termination Date to consummate an initial business combination. If we have not consummated an initial business combination until the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by the Termination Date. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Termination Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had cash of $116,808 held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our non-reimbursed offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the non-reimbursed offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Termination Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our initial shareholders owned, on an as-converted basis, approximately 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. On February 1, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we consummate an initial business combination by the Termination Date may give a potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business by the Termination Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our securities were immediately tradable, we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had $116,808 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until the Termination Date however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $2.00 per warrant at the option of the lender. As of March 1, 2023 and December 31, 2022, there were $500,000 and no such loan amounts outstanding. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by the Termination Date, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Over the last year, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for runoff insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

In accordance with the NYSE American corporate governance requirements, we are not required to hold a general meeting until one year after our first fiscal year end following our listing on the NYSE American. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers, and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with up to $998,775,000 that we may use to complete our initial business combination (after taking into account the $36,225,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering). On February 1, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by the Termination Date, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have begun the process of listing our units, Class A ordinary shares and warrants on NYSE American. In connection with listing on the NYSE American, we will voluntarily delist our units, Class A ordinary shares and warrants from the We cannot assure you that our securities will be, or will continue to be, listed on the NYSE American in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE American prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization and a minimum number of holders of our securities.

Additionally, our securities will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE American initial listing requirements, which are more rigorous than the NYSE American continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $3.00 per share, our total market capitalization would be required to be at least $75.0 million, the aggregate market value of publicly held shares would be required to be at least $20.0 million and we would be required to have at least 400 shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If the NYSE American delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares, and warrants are listed on the NYSE American, our units, Class A ordinary shares, and warrants are covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 600,000,000 Class A ordinary shares, par value $0.0001 per share, 60,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Report, there are 597,896,386 and 34,125,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. Immediately after our initial public offering, there were no preference shares issued and outstanding.

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

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in our registration statement or final prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

We issued warrants to purchase 25,875,000 of our Class A ordinary shares as part of the units offered by our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 11,350,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if our sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 750,000 private placement warrants, at the price of $2.00 per warrant. As of February 27, 2023 and December 31, 2022, there were $500,000 and no such loan amounts outstanding. We may also issue Class A ordinary shares in connection with our redemption of our warrants. We may also issue Class A Ordinary shares in connection with our redemption of our warrants.

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

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on the NYSE American, the NYSE American may consider us to be a “controlled company” within the meaning of the NYSE American rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of our initial public offering, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE American may consider us to be a “controlled company” within the meaning of the NYSE American corporate governance standards. Under the NYSE American corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE American;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE American, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE American corporate governance requirements.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $116,808 in cash held outside our trust account. As of December 31, 2022, approximately $15,320,264 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

If we have not consummated an initial business combination by the Termination Date, our public shareholders may be forced to wait beyond the Termination Date before redemption from our trust account.

If we have not consummated an initial business combination by the Termination Date, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the Termination Date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

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

On October 23, 2020, our sponsor paid $25,000, or $0.003 per share, to cover certain of our initial public offering costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. On October 28, 2020, the Company effected a share dividend of 8,625,000 shares and on January 13, 2021 and February 1, 2021, the Company effected share dividends of 4,312,500 shares each, resulting in there being an aggregate of 25,875,000 Founder Shares outstanding. Our sponsor transferred 25,000 founder shares to each of our independent director nominees. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 11,350,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $2.00 per warrant ($22,700,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business by the Termination Date, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 36-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

Upon the closing of our initial public offering, our initial shareholders own, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. On February 1, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares. Consequently, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. If the initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this will increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

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

We are a company recently incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies and business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. To mitigate the risk of that result, we intend to instruct, prior to the shareholder meeting, Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation.

As a result, following such change, we will likely receive minimal interest on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or our liquidation.

As indicated above, we completed our initial public offering in February 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. The SPAC Proposed Rules relate, among other matters, to the circumstances in which special purpose acquisition companies such as us could potentially be subject to the Investment Company Act. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a special purpose acquisition company satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a special purpose acquisition company would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than the Termination Date. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our initial public offering and until the 36-month anniversary of the consummation of our initial public offering, have been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the consummation of our initial public offering, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and have maintained the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Interest on such deposit account is currently 2.75% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we would likely receive minimal interest on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

Our units, ordinary shares, and warrants are each traded on NYSE under the symbols “JWSM.U,” “JWSM,” and “JWSM WS,” respectively. Our units began trading on NYSE on February 4, 2021 and our shares of Class A ordinary shares, par value $0.0001 and warrants began trading on the NYSE on March 26, 2021. We have initiated the process to have our units, Class A ordinary shares and warrants listed on NYSE American under the symbols “JWSM. U,” “JWSM” and “JWSM WS,” respectively. We do not yet have an expected date when our units, Class A ordinary shares and warrants will stop trading on NYSE and start trading on NYSE American.

(b)Holders

As of December 31, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

Set forth below is a graph for the period from March 26, 2021 to December 31, 2022 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the S&P 500 Index and the S&P US SPAC Index. The graph assumes a $100 investment on March 26, 2021 in our common stock, the S&P 500 Index and the S&P US SPAC Index and assumes the reinvestment of all dividends.

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

Following the closing of the initial public offering on February 4, 2021, an amount of $1,035,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private placement warrants was placed in a trust account, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to our shareholders, as described below.

For a description of the use of the proceeds generated in our initial public offering, see Item 7 of this Report.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 1, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926.

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

Overview

We are a blank check company incorporated in the Cayman Islands on October 19, 2020, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of our initial public offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

On February 1, 2023 the Company held an extension meeting where the business combination was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $46,703,589, which consisted of change in fair value of warrant liabilities of $35,790,480 and interest earned on investments held in the Trust Account of $15,107,561 partially offset by general and administrative expense of $4,194,452.

For the year ended December 31, 2021, we had a net loss of $8,798,630, which consisted of interest earned on investments held in Trust Account of $212,703, partially offset by change in fair value of warrant liabilities of $6,382,730, transaction costs associated with warrant liabilities of $1,234,321 and operating costs of $1,394,282.

Liquidity and Capital Resources

On February 4, 2021, we consummated our initial public offering of 103,500,000 Units which includes the full exercise by the underwriter of its over-allotment option in the amount of 13,500,000 Units, at $10.00 per Unit, generating gross proceeds of $1,035,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 11,350,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant in a private placement to our sponsor, generating gross proceeds of $22,700,000.

Following our initial public offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $1,035,000,000 was placed in the Trust Account. We incurred $57,010,008 in costs related to our initial public offering, including $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $995,008 of other costs.

For the year ended December 31, 2022, cash used in operating activities was $1,006,255. Net income of $43,703,589 was affected by change in fair value of warrant liabilities of $35,790,480 and interest earned on investments held in the Trust Account of $15,107,561. Changes in operating assets and liabilities provided $3,188,197 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $949,767. Net loss of $8,798,630 was affected by interest earned on investments held in Trust Account of $212,703, changes in fair value of warrant liabilities of $6,382,730 and transaction costs associated with warrant liabilities of $1,234,321. Changes in operating assets and liabilities provided $444,515 of cash for operating activities.

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of $1,050,320,264 (including $15,320,264 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $116,808. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of February 27, 2023 and, December 31, 2022, there were $500,000 and no such loan amounts outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 4, 2024 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2024. Management intends to complete a business combination prior to the newly extended February 4, 2024 mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting were effective as detailed above.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by WithumSmith+Brown, PC, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K, which expressed an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Barry S. Sternlicht	62	Chairman
Andrew Klaber	41	Chief Executive Officer and Director
Matthew Walters	37	Chief Operating Officer
Michael Reidler	31	Chief Financial Officer
John Legere	64	Director
David Helfand	58	Director
Elizabeth Cogan Fascitelli	64	Director

Barry S. Sternlicht serves as the Chairman of the board of directors of JAWS Mustang Acquisition Corporation and is a well-known entrepreneur and operator with an extensive deal-making history. He founded Starwood Capital in 1991 and currently serves as Chairman and Chief Executive Officer. Starwood Capital is a private alternative investment firm focused on global real estate, hotel management, oil and gas, and energy infrastructure with approximately $120 billion of assets under management as of December 31, 2022. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion dollar public market companies, ranging from traditional real estate to branded hospitality. He has also executed several marquee public market transactions to enhance the scale of his core platform — including the creation and expansion of Starwood Property Trust (NYSE: STWD), the consolidation of Starwood Hotels & Resorts Worldwide (formerly NYSE: HOT), the spin-off and growth of Invitation Homes (NYSE: INVH), and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor.

Mr. Sternlicht currently serves as the Chairman and Chief Executive Officer of STWD, a leading, diversified real estate finance company with over $5 billion in market capitalization as of December 31, 2022; and one of the first mortgage REITs launched post-crisis. Since inception in 2009, Mr. Sternlicht has guided STWD through a steady evolution with $93 billion in deployed capital, evolving from a pure-play commercial lender to a diversified commercial REIT with residential lending, commercial mortgage servicing, property ownership, and infrastructure lending. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT; a period in which the share price appreciated at a compound annual growth rate of approximately 16%. Over his tenure as Chief Executive Officer, Mr. Sternlicht grew the total market capitalization of HOT to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American, and ITT Corp., and led the development of the W Hotel concept.

Additionally, Mr. Sternlicht currently serves as Chairman of two public special purpose acquisition companies, JAWS Juggernaut (NYSE: JUGG), which successfully conducted its initial public offering in June 2021, and JAWS Hurricane (Nasdaq: HCNE), which successfully conducted its initial public offering in June 2021. Mr. Sternlicht previously served as Chairman of JAWS Acquisition, through its business combination with Cano Health, which closed on June 3, 2021. Mr. Sternlicht is currently a member of the board of directors of Cano Health. Cano Health is a primary care-centric, technology-powered healthcare delivery and population health platform. The combined company operates as Cano Health and is listed on the NYSE under the new ticker symbol “CANO”. Mr. Sternlicht also previously served as Chairman of JAWS Spitfire Acquisition Corporation (“JAWS Spitfire”), through its business combination with Velo3D, which closed on September 29, 2021. Upon closing of the business combination, Mr. Sternlicht resigned as the Chairman of the board of directors. Velo3D is a leader in additive manufacturing for high value metal parts. The combined company operates as Velo3D and is listed on the NYSE under the ticker symbol “VLD”. Mr. Sternlicht also served as Director of Vesper Healthcare Acquisition Corp. which, on May 4, 2021, consummated a business combination with Hydrafacial and changed its name to The Beauty Health Company (Nasdaq: SKIN). Mr. Sternlicht is also a member of the board of directors of INVH, The Estée Lauder Companies Inc. (NYSE: EL), and A.S. Roma S.p.A. (MIB: ASR).

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

Matthew Walters is the Chief Operating Officer of JAWS Mustang Acquisition Corporation. He is also the Chief Executive Officer of JAWS Hurricane Acquisition Corporation. Mr. Walters previously served as Chief Executive Officer and director of JAWS Spitfire through its business combination with Velo3D. He is currently a member of the board of directors of Velo3D. Mr. Walters has also served as a Principal at JAWS Estates Capital, a public and private direct investing focused single family office, since 2015. He directs the private investment strategy with a particular emphasis on the consumer and technology sectors for JAWS. JAWS representative investments include Artsy, Away Luggage, Color Genomics, Delos Living, Didi, Domino’s China, Flaschenpost, Flipkart, Hyperloop, Illumio, Pre-IPO Lyft, Oscar Health, Oyo Rooms, Parachute Home, Qualia, Sarcos Robotics, Sweetgreen, Third Love and Wish. Prior to joining JAWS, Mr. Walters spent his entire career at L Catterton, the largest, most global consumer-focused private equity firm, where he worked on sourcing and investment strategy for both the buyout and growth oriented funds. Mr. Walters sits on the board of Sempre Life and is a board observer at Bluestone Lane and Parachute Home. Mr. Walters received a B.A. from the University of Virginia and an M.S. in Finance from Fairfield University.

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

David Helfand is a director of JAWS Mustang Acquisition Corporation. Mr. Helfand serves as an Advisor to EGI, a private investment firm, where he previously served as Co-President, overseeing EGI’s real estate activities. Prior to EGI, Mr. Helfand was Founder and President of Helix Funds LLC (“Helix Funds”), a private real estate investment management company, where he oversaw the acquisition, management and disposition of more than $2.2 billion of real estate assets. While at Helix Funds, he also served as Chief Executive Officer for American Residential Communities LLC (“ARC”), a Helix Funds portfolio company. Before founding Helix Funds, Mr. Helfand served as Executive Vice President and Chief Investment Officer for EOP, the largest REIT in the U.S. at the time, where he led approximately $12 billion of mergers and acquisitions activity. Prior to working with EOP, Mr. Helfand served as a Managing Director and participated in the formation of Equity International, a private investment firm focused on real estate-related companies outside the U.S. He was also the President and Chief Executive Officer of Equity LifeStyle Properties (NYSE: ELS), an operator of manufactured home communities, and served as Chairman of the board’s audit committee. His earlier career included investment activity in a variety of asset classes, including retail, office, parking and multifamily. Since August 2019, he has served as a Director of Alpine Energy Capital, a private oil and gas company. In February 2021, Mr. Helfand joined the board of Jaws Mustang (NYSE: JWSM), a special purpose acquisition company focused on non-real estate investments in leading companies across a variety of industries with all or a substantial portion of activities in North America and/or Europe. He also serves as a Director of the Ann & Robert H. Lurie Children’s Hospital of Chicago, on the National Association of Real Estate Investment Trusts (Nareit) Advisory Board of Governors, on the Executive Committee of the Samuel Zell and Robert Lurie Real Estate Center at the Wharton School of the University of Pennsylvania, on the Executive Committee of the Kellogg Real Estate Center at Northwestern University, and on the Board of Visitors at the Weinberg College of Arts and Sciences at Northwestern University. Mr. Helfand holds an M.B.A. from the University of Chicago Graduate School of Business and a B.A. from Northwestern University.

We believe Mr. David Helfand’s significant corporate and finance experience makes him well qualified to serve as a member of our board of directors.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE American. The term of office of the first class of directors, consisting of David Helfand, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of John Legere and Elizabeth Cogan Fascitelli, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Andrew Klaber and Barry S. Sternlicht, will expire at our third annual meeting of shareholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. Our board of directors has determined that John Legere, David Helfand and Elizabeth Cogan Fascitelli are “independent directors” as defined in the NYSE American listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE American require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. David Helfand, John Legere and Elizabeth Cogan Fascitelli are members of our audit committee. Our board of directors has determined that each of David Helfand, Elizabeth Cogan Fascitelli and John Legere are independent under the NYSE American listing standards and applicable SEC rules. David Helfand serves as the Chairman of the audit committee. Under the NYSE American listing standards and applicable SEC rules, subject to phase-in rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and our board of directors has determined that David Helfand qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are David Helfand, John Legere and Elizabeth Cogan Fascitelli, and John Legere serves as chairman of the nominating committee. Under the NYSE American listing standards, subject to phase-in rules, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of David Helfand, Elizabeth Cogan Fascitelli and John Legere are independent.

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

Under the NYSE American listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of David Helfand and John Legere are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE American and the SEC.

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

Certain of our co-founders, officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including special purpose acquisition companies. As a result, if any of our co-founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Any other special purpose acquisition company may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Barry S. Sternlicht	Starwood Capital Group Holdings, L.P.	Asset Management	Chairman and Chief Executive Officer
	Starwood Real Estate Income Trust, Inc.	Commercial Real Estate Investment	Chairman
	Starwood Property Trust, Inc.	Commercial Real Estate Investment	Chairman and Chief Executive Officer
	The Estée Lauder Companies	Cosmetics	Director
	SH Group	Hotel Management	Chairman and Chief Executive Officer
	JAWS Estates Capital LLC	Asset Management	Chief Executive Officer
	Cano Health	Health	Director
	JAWS Hurricane Acquisition Corporation	Special Purpose Acquisition Company	Chairman
	Vesper Healthcare Acquisition Corp.	Special Purpose Acquisition Company	Director
	Amaala Company	Luxury Real Estate Development	Member of the Advisory Board
Andrew Klaber	Bedford Ridge Capital	Investment Manager	Founder and CEO
	Oura Health Oy	Health Technology	Director
Matthew Walters	JAWS Estates Capital LLC	Asset Management	Principal
	JAWS Hurricane Acquisition Corporation	Special Purpose Acquisition Company	Chief Executive Officer
	Velo3D	Manufacturing	Director
	Sempre Life	Home Goods	Director
	Bluestone Lane	Café and Coffee Shops	Board Observer
	Parachute Home	Home Goods	Board Observer
Michael Reidler	Bedford Ridge Capital	Investment Manager	Partner and Chief Financial Officer
David Helfand	Equity Commonwealth	REIT	Director, President and Chief Executive Officer
Elizabeth Cogan Fascitelli	Fortress Capital Acquisition Corp.	Special Purpose Acquisition Company	Director
John Legere	N/A	N/A	N/A

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Also, Mr. Sternlicht, as Chairman, shall not have day-to-day control of our affairs and shall not be involved in our day-to-day operations.
●	Our sponsor purchased founder shares and private placement warrants in a single transaction simultaneous with the closing of our initial public offering.
●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE American, we will also reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

In the table below, the percentage ownership is based on 103,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 25,875,000 Class B ordinary shares issued and outstanding as of December 31, 2022. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Class B Ordinary Shares			Class A Ordinary Shares
	Number of			Number of		Approximate
	Shares		Approximate	Shares	Approximate	Percentage of
	Beneficially		Percentage of	Beneficially	Percentage of	Voting
Name of Beneficial Owners(1)	Owned		Class	Owned	Class	Control
Mustang Sponsor LLC (our sponsor)	25,800,000	(3)	99.7%	—	—	19.9%
Barry S. Sternlicht	25,800,000	(2)(3)	99.7%	—	—	19.9%
Andrew Klaber	—	(4)	—	—	—	—
Matthew Walters	—	(4)	—	—	—	—
Michael Reidler	—	(4)	—	—	—	—
John Legere	25,000	(4)	*	—	—	*
David Helfand	25,000	(4)	*	—	—	*
Elizabeth Cogan Fascitelli	25,000	(4)	*	—	—	*
All officers, directors and director nominees as a group (seven individuals)	25,875,000	(2)(3)(4)	100%	—	—	20%
Aristeia Capital, L.L.C.(5)	—		—	6,296,056	6.08%	4.87%
Glazer Capital, LLC (6)	—		—	12,928,498	12.49%	9.99%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1601 Washington Avenue, Suite 800, Miami Beach, Florida 33139.
(2)	Represents 25,800,000 shares directly held by our sponsor.
(3)	Barry S. Sternlicht controls the reporting person, and as such has voting and investment discretion with respect to the securities held by the reporting person and may be deemed to have beneficial ownership of the securities held directly by the reporting person. Mr. Sternlicht disclaims beneficial ownership of any securities held by our sponsor except to the extent of such entity’s or such person’s pecuniary interest therein.
(4)	Does not include any shares indirectly owned by this individual as a result of his director or indirect membership interest in our sponsor.
(5)	Based on information reported on a Schedule 13G filed with the SEC on February 13, 2023, Aristeia Capital L.L.C. (“Aristeia”) is the investment manager of one or more private investment funds, and has voting and investment control with respect to the Class A ordinary shares listed, which are held by one or more such funds. The principal business address of Aristeia is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(6)	Based on information reported on a a Schedule 13G/A filed with the SEC on February 14, 2023. Represents shares held by Glazer Capital, LLC and Paul J. Glazer,. Glazer Capital, LLC is the investment manager of, and has voting and investment control with respect to the securities described herein held by, certain funds and managed accounts. Mr. Glazer serves as the managing member of Glazer Capital, LLC. The business address for each of which is 250 West 55th Street, Suite 30A, New York, New York 10019.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

On February 1, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926, and there were 2,103,614 Class A ordinary shares outstanding. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Founder Shares and Private Placement Warrants

As of October 23, 2020, our sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”). On October 28, 2020, the Company effected a share dividend of 8,625,000 shares and on January 13, 2021 and February 1, 2021, the Company effected share dividends of 4,312,500 shares each, resulting in there being an aggregate of 25,875,000 Founder Shares outstanding. The Founder Shares include an aggregate of up to 3,375,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares equals, on an as-converted basis, 20% of the Company’s issued and outstanding ordinary shares after our initial public offering. As a result of the underwriters’ election to fully exercise their over-allotment option on February 4, 2021, no Founder Shares are currently subject to forfeiture.

Our sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a business combination and (B) subsequent to a business combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. On January 19, 2023, the Company issued a working capital loan under an unsecured promissory note in the principal amount of up to $500,000 to our sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of February 27, 2023 and, December 31, 2022, there were $500,000 and no such loan amounts outstanding.

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

We have entered into a registration and shareholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Audit Fees. During the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $129,105 and $91,155, respectively, for the services Withum performed.

Audit-Related Fees. During the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
1.1	Underwriting Agreement by and among the Company, Credit Suisse Securities (USA) LLC, BofA Securities, Inc. and Goldman Sachs & Co. LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Registrant’s Securities.*
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among the Company, our sponsor, and certain other equityholders named therein.(1)
10.3	Private Placement Warrants Purchase Agreement between the Company and our sponsor.(1)
10.4	Letter Agreement among the Company, our sponsor, and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and our sponsor.(1)
10.7	Securities Purchase Agreement between the Company and our sponsor.(2)
10.8	Promissory Note between the Company and our sponsor.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 5, 2021.
(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on January 15, 2021.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 6, 2023.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2023	JAWS MUSTANG ACQUISITION CORPORATION
	By:	/s/ Andrew Klaber
		Name:	Andrew Klaber
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Barry S. Sternlicht	Chairman	March 1, 2023
Barry S. Sternlicht
/s/ Andrew Klaber	Chief Executive Officer and Director	March 1, 2023
Andrew Klaber	(Principal Executive Officer)
/s/ Michael Reidler	Chief Financial Officer	March 1, 2023
Michael Reidler	(Principal Financial and Accounting Officer)
/s/ Matthew Walters	Chief Operating Officer	March 1, 2023
Matthew Walters
/s/ John Legere	Director	March 1, 2023
John Legere
/s/ David Helfand	Director	March 1, 2023
David Helfand
/s/ Elizabeth Cogan Fascitelli	Director	March 1, 2023
Elizabeth Cogan Fascitelli

JAWS MUSTANG ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

JAWS Mustang Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JAWS Mustang Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 4, 2024, then the Company will cease all operations except for the purpose of liquidating. Further, the Company has negative working capital and is there is no assurance it will have access to new financing on commercially acceptable terms. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ WithumSmith+Brown, PC
We have served as the Company's auditor since 2020.
New York, New York
February 28, 2023
PCAOB ID Number: 100

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

JAWS Mustang Acquisition Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of JAWS Mustang Acquisition Corporation (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WithumSmith+Brown, PC
New York, New York
February 28, 2023

JAWS MUSTANG ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$116,808	$1,123,063
Prepaid expenses	30,802	62,428
Total Current Assets	147,610	1,185,491

Cash and investments held in Trust Account	1,050,320,264	1,035,212,703
TOTAL ASSETS	$1,050,467,874	$1,036,398,194

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,804,109	$647,538
Total Current Liabilities	3,804,109	647,538

Warrant liabilities	2,605,750	38,396,230
Deferred underwriting fee payable	36,225,000	36,225,000
Total Liabilities	42,634,859	75,268,768

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 103,500,000 shares at approximately $10.15 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	1,050,320,264	1,035,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of December 31, 2022 and 2021	2,588	2,588
Additional paid-in capital	—	—
Accumulated deficit	(42,489,837)	(73,873,162)
Total Shareholders’ Deficit	(42,487,249)	(73,870,574)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$1,050,467,874	$1,036,398,194

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021
General and administrative expenses	$4,194,452	$1,394,282
Loss from operations	(4,194,452)	(1,394,282)

Other income (expense):
Interest earned on investments held in Trust Account	15,107,561	212,703
Transaction costs associated with the warrant liabilities	—	(1,234,321)
Change in fair value of warrant liabilities	35,790,480	(6,382,730)
Total other income (expense), net	50,898,041	(7,404,348)

Net income (loss)	$46,703,589	$(8,798,630)

Weighted average shares outstanding of Class A ordinary shares redeemable shares	103,500,000	93,858,904
Basic and diluted net income (loss) per share, Class A ordinary shares redeemable shares	$0.36	$(0.07)
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,551,370
Basic and diluted net income (loss) per share, Class B ordinary shares non-redeemable shares	$0.36	$(0.07)

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED December 31, 2022 AND 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	25,875,000	$2,588	$22,412	$(7,757)	$17,243

Accretion for Class A ordinary shares subject to redemption	—	—	—	—	(12,961,412)	(65,066,775)	(78,028,187)

Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	12,939,000	—	12,939,000

Net loss	—	—	—	—	—	(8,798,630)	(8,798,630)

Balance — December 31, 2021	—	—	25,875,000	2,588	—	(73,873,162)	(73,870,574)

Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(15,320,264)	(15,320,264)

Net income	—	—	—	—	—	46,703,589	46,703,589

Balance — December 31, 2022	—	$—	25,875,000	$2,588	$—	$(42,489,837)	$(42,487,249)

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$46,703,589	$(8,798,630)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(35,790,480)	6,382,730
Interest earned on investments held in Trust Account	(15,107,561)	(212,703)
Transaction costs associated with the warrant liabilities	—	1,234,321
Changes in operating assets and liabilities:
Prepaid expenses	31,626	(60,828)
Accrued expenses	3,156,571	505,343
Net cash used in operating activities	(1,006,255)	(949,767)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(1,035,000,000)
Net cash used in investing activities	—	(1,035,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	1,015,189,650
Proceeds from sale of private placement warrants	—	22,700,000
Advances from related party	—	11,753
Repayment of advances from related party	—	(11,753)
Repayment of promissory note - related party	—	(300,000)
Payment of offering costs	—	(516,820)
Net cash provided by financing activities	—	1,037,072,830

Net Change in Cash	(1,006,255)	1,123,063
Cash - Beginning	1,123,063	—
Cash - Ending	$116,808	$1,123,063

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$270,193
Deferred underwriting fee payable	$—	$36,225,000

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

The Company will proceed with a business combination if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a business combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a business combination. If the Company seeks shareholder approval in connection with a business combination, our sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a business combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed business combination.

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

Our sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a business combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with a business combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a business combination by February 4, 2023 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

The Company had until February 4, 2023 to consummate a business combination. On February 1, 2023 the Company held an extension meeting where the business combination was extended from February 4, 2023 to February 4, 2024 (the “Combination

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Period”). In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964, which could impact the Company’s ability to consummate a business combination by February 4, 2024. If the Company has not completed a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a business combination within the Combination Period.

Our sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a business combination within the Combination Period. However, if our sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2022, the Company had cash of $116,808. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, the Company would repay such loaned amounts. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 there were no such loans outstanding. On January 19, 2023, the Company issued a convertible promissory note (the “Note”) in the principal amount of up to $500,000 to Mustang Sponsor LLC (the “Payee”), the full $500,000 was drawn on as of this filing.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 4, 2024 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2024. Management intends to complete a business combination prior to the February 4, 2024 mandatory liquidation date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated on a relative fair value basis between shareholders’ equity (deficit) and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to shareholders’ deficit. Upon completion of the IPO on February 1, 2021, offering costs totaled $57,010,008 (consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $985,008 of other offering costs), of which $1,234,321 was charged to the statements of operations upon the completion of the IPO and $55,775,687 was charged to temporary equity and accreted to additional paid-in capital (to the extent available) and shareholders’ deficit.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$1,035,000,000
Less:
Proceeds allocated to Public Warrants	(22,252,500)
Class A ordinary shares issuance costs	(55,775,687)
Plus:
Accretion for Class A ordinary shares subject to redemption	78,028,187
Class A ordinary shares subject to possible redemption, December 31, 2021	1,035,000,000
Plus:
Accretion for Class A ordinary shares subject to redemption	15,320,264
Class A ordinary shares subject to possible redemption, December 31, 2022	$1,050,320,264

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

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by our sponsor or any of its Permitted Transferees, the Private Placement Warrants (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial business combination, (iii) shall not be redeemable by the Company when the class A ordinary shares equal or exceeds $18.00, and (iv) shall only be redeemable by the Company when the class A ordinary shares are less than $18.00 per share, subject to certain adjustments (see Note 9).

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity (deficit) in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public Warrants and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity (deficit) as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public Warrants and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the IPO, the Company recorded these warrants as liabilities on its balance sheets, with subsequent changes in their respective fair values recognized in the statements of operations at each reporting date. In accordance with ASC 825-10, “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and Private Placement, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the years ended December 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$37,362,871	$9,340,718	$(6,915,367)	$(1,883,263)
Denominator:
Basic and diluted weighted average shares outstanding	103,500,000	25,875,000	93,858,904	25,551,370
Basic and diluted net income (loss) per ordinary share	$0.36	$0.36	$(0.07)	$(0.07)

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

DECEMBER 31, 2022 and 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

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

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, our sponsor purchased an aggregate of 11,350,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $22,700,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

As of October 23, 2020, our sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”). On October 28, 2020, the Company effected a share dividend of 8,625,000 shares and on January 13, 2021 and February 1, 2021, the Company effected share dividends of 4,312,500 shares each, resulting in there being an aggregate of 25,875,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 3,375,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on February 4, 2021, no Founder Shares are currently subject to forfeiture.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Our sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a business combination and (B) subsequent to a business combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a business combination and the Company’s liquidation, to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the year ended December 31, 2022, the Company incurred and paid $120,000 in fees for these services. For the year ended December 31, 2021, the Company incurred and paid $110,000 in fees for these services. There were no amounts included in accrued expenses at December 31, 2022 and 2021.

Related Party Loans

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Cost Sharing Agreement

On February 23, 2022, the Company has entered into a cost-sharing arrangement in connection with completing a potential business combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a business combination. If the Company decides to cease pursing a business combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of December 31, 2022 the Company has $1,728,564 accrued in expenses related to its portion of the shared costs.

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

Class A Ordinary Shares —The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 103,500,000 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity.

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 25,875,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except that, prior to the initial business combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment of directors, and except as required by law.

The Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of a business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a business combination and any Private Placement Warrants issued to our sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 9 - WARRANT LIABILITIES

Warrants— As of December 31, 2022 and 2021, there were 11,350,000 Private placement Warrants and 25,875,000 Public warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a business combination or earlier upon redemption or liquidation.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any Founder Shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a business combination on the date of the consummation of a business combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 10 - FAIR VALUE MEASUREMENTS

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

The following is a description of the valuation methodology used for assets and liabilities measured at fair value:

U.S. Treasury Securities: The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2022, assets held in the Trust Account were comprised of $171 in cash and $1,050,320,093 in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $3,699 in cash and $1,035,209,004 in U.S. Treasury securities.

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Loss	Fair Value
December 31, 2022	U.S Treasury Securities (Matured on 01/12/2023)	1	$1,050,320,093	$80,230	$1,050,400,323
December 31, 2021	U.S Treasury Securities (Matured on 4/12/2022)	1	$1,035,209,004	$(16,317)	$1,035,192,687

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815, “Derivatives and Hedging–Contracts in Entity’s Own Equity”.

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of December 31, 2022 and 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The Private Warrants were initially value using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of December 31, 2022 and 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,050,400,323

Liabilities:
Warrant Liability – Public Warrants	1	$1,811,250
Warrant Liability – Private Placement Warrants	2	$794,500

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,035,192,687

Liabilities:
Warrant Liability – Public Warrants	1	$26,651,250
Warrant Liability – Private Placement Warrants	2	$11,744,980

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2021:

Fair value as of January 1, 2021	$—
Initial fair value at February 4, 2021	32,013,500
Change in fair value	11,054,000
Transfer of Public warrants to level 1	(30,015,000)
Transfer of Private warrants to level 2	(13,052,500)
Fair value as of December 31, 2021	$—

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 19, 2023, JAWS Mustang Acquisition Corporation (the “Company”) issued a promissory note (the “Note”) in the principal amount of up to $500,000 to Mustang Sponsor LLC (the “Payee”). The Note was issued in connection with advances the Payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses (the “business combination”). In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts, if any, remaining outside of the trust account established in connection with the initial public offering of the Company’s securities.

At the election of the Payee, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company (“Warrants”), at a price of $2.00 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the private placement warrants issued to our sponsor at the time of the Company’s initial public offering.

On February 1, 2023, JAWS Mustang Acquisition Corp (the “Company”) held an extraordinary general meeting of shareholders (the “Extension Meeting”), to (i) amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from February 4, 2023 to February 4, 2024 (such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on February 2, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.

In connection with the vote to approve the Articles Amendment, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.178 per share, for an aggregate redemption amount of approximately $1,032,028,964.