Form 10-Q
period 2023-03-31
Jaws Mustang Acquisition Corp
filed 2023-05-10
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(305) 695-5500
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-fourth of one redeemable warrant	JWSM.U	NYSE American LLC
Class A Ordinary Shares included as part of the units	JWSM	NYSE American LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	JWSM WS	NYSE American LLC

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

As of May 10, 2023, there were 2,103,614 Class A ordinary shares, $0.0001 par value and 25,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$144,778	$116,808
Prepaid expenses	144,344	30,802
Total Current Assets	289,122	147,610

Cash and investments held in Trust Account	22,366,597	1,050,320,264
TOTAL ASSETS	$22,655,719	$1,050,467,874

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$4,091,761	$3,804,109
Total Current Liabilities	4,091,761	3,804,109

Working capital loan – related party	500,000	—
Warrant liabilities	4,094,750	2,605,750
Deferred underwriting fee payable	14,490,000	36,225,000
Total Liabilities	23,176,511	42,634,859

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 2,103,614 and 103,500,000 shares at approximately $10.63 and $10.15 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	22,366,597	1,050,320,264

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	2,588	2,588
Additional paid-in capital	—	—
Accumulated deficit	(22,889,977)	(42,489,837)
Total Shareholders’ Deficit	(22,887,389)	(42,487,249)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT	$22,655,719	$1,050,467,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$646,140	$4,531,596
Loss from operations	(646,140)	(4,531,596)

Other income (expense):
Interest earned on Cash and investments held in Trust Account	4,075,297	161,467
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	467,291	—
Change in fair value of warrant liabilities	(1,489,000)	20,152,257
Total other income (expense), net	3,053,588	20,313,724

Net income	$2,407,448	$15,782,128

Weighted average shares outstanding of Class A ordinary shares redeemable shares	41,978,597	103,500,000
Basic and diluted net income per share, Class A ordinary shares redeemable shares	$0.04	$0.12
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,875,000
Basic and diluted net income per share, Class B ordinary shares non-redeemable shares	$0.04	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	25,875,000	$2,588	$—	$(42,489,837)	$(42,487,249)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	17,192,412	17,192,412

Net income	—	—	—	—	—	2,407,448	2,407,448

Balance — March 31, 2023	—	$—	25,875,000	$2,588	$—	$(22,889,977)	$(22,887,389)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	25,875,000	$2,588	$—	$(73,873,162)	$(73,870,574)

Net income	—	—	—	—	—	15,782,128	15,782,128

Balance - March 31, 2022	—	$—	25,875,000	$2,588	—	$(58,091,034)	$(58,088,446)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,407,448	$15,782,128
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	1,489,000	(20,152,257)
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	(467,291)	—
Interest earned on cash and investments held in Trust Account	(4,075,297)	(161,467)
Changes in operating assets and liabilities:
Prepaid expenses	(113,542)	(238,460)
Accrued expenses	287,652	4,160,536
Net cash used in operating activities	(472,030)	(609,520)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	—
Cash withdrawn from Trust Account to redeem Public Shares	1,032,028,964	—
Net cash (provided by) used in investing activities	1,032,028,964	—

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	—
Proceeds from sale of private placement warrants	—	—
Advances from related party	—	—
Repayment of advances from related party	—	—
Repayment of promissory note - related party	—	—
Payment of offering costs	—	—
Proceeds from working capital loan – related party	500,000	—
Redemption of Public Shares	(1,032,028,964)	—
Net cash provided by (used in) financing activities	(1,031,528,964)	—

Net Change in Cash	27,970	(609,520)
Cash – Beginning of period	116,808	1,123,063
Cash – End of period	$144,778	$513,543

Supplemental disclosure of noncash activities:
Extinguishment of deferred underwriting commissions allocated to Public Shares	$21,267,709	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On March 14, 2023, the Company voluntarily delisted from the New York Stock Exchange and listed on NYSE American LLC (“NYSE American”). The transfer to NYSE American was motivated by several factors, including more favorable thresholds for continued listing on NYSE American. Following the transfer, the Company continues to file the same types of periodic reports and other information it currently files with the Securities and Exchange Commission (the “SEC”).

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

March 31, 2023

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by February 4, 2024 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

The Company initially had until February 4, 2023 to consummate a business combination. On February 1, 2023 the Company held an extension meeting where the deadline to complete a business combination was extended from February 4, 2023 to February 4, 2024 (the “Combination Period”). In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964, which could impact the Company’s ability to consummate a business combination by February 4, 2024. If the Company has not completed a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a business combination within the Combination Period.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had cash of $144,778. As of March 31, 2023, the Company had a working capital deficit of $3,802,639. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, the Company would repay such loaned amounts. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to Mustang Sponsor LLC (the “Payee”), the full $500,000 was drawn on as of this filing. As of March 31, 2023, there were $500,000 outstanding under this working capital loan – related party.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were cash and invested in U.S. Treasury securities, respectively.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated on a relative fair value basis between shareholders’ equity (deficit) and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to temporary equity. Upon completion of the IPO on February 1, 2021, offering costs totaled $57,010,008 (consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $985,008 of other offering costs), of which $1,234,321 was charged to the unaudited condensed statements of operations upon the completion of the IPO and $55,775,687 was charged to temporary equity and accreted to additional paid-in capital (to the extent available) and shareholders’ deficit.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964, as reflected in the below table.

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,035,000,000
Less:
Proceeds allocated to Public Warrants	(22,252,500)
Class A ordinary shares issuance costs	(55,775,687)
Plus:
Accretion of carrying value to redemption value	93,348,451
Class A ordinary shares subject to possible redemption, December 31, 2022	1,050,320,264
Less:
Redemptions	(1,032,028,964)
Accretion of carrying value to redemption value	(17,192,412)
Plus:
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	21,267,709
Class A ordinary shares subject to possible redemption, March 31, 2023	$22,366,597

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

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity (deficit) in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public Warrants and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity (deficit) as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public Warrants and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the IPO, the Company recorded these warrants as liabilities on its balance sheets, with subsequent changes in their respective fair values recognized in the unaudited condensed statements of operations at each reporting date. In accordance with ASC 825-10, “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and Private Placement, would be allocated to the warrants based

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

on their relative fair value against total proceeds, and recognized as transaction costs in the unaudited condensed statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the net income of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three months ended March 31, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	March 31,		March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$1,489,402	$918,046	$12,625,702	$3,156,426
Denominator:
Basic and diluted weighted average shares outstanding	41,978,597	25,875,000	103,500,000	25,875,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.12	$0.12

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, result of operations and cash flows.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2023, the Company incurred $30,000 and paid $20,000 in fees for these services. For the three months ended March 31, 2022, the Company incurred and paid $30,000 in fees for these services. There are $10,000 and $0 included in accrued expenses at March 31, 2023 and December 31, 2022, respectively.

Related Party Loans

Working Capital Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, JAWS Mustang Acquisition Corporation (the “Company”) issued a promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to Mustang Sponsor LLC (the “Payee”). The working capital loan – related party was issued in connection with advances the Payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The working capital loan – related party bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses (the “business combination”). In the event that the Company does not consummate a business combination, the working capital loan – related party will be repaid only from amounts, if any, remaining outside of the trust account established in connection with the initial public offering of the Company’s securities.

At the election of the Payee, all or a portion of the unpaid principal amount of the working capital loan – related party may be converted into warrants of the Company (“Warrants”), at a price of $2.00 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the private placement warrants issued to our Sponsor at the time of the Company’s initial public offering. Management has determined the fair value of the working capital loan – related party is more accurately recorded at par due to the large difference between the conversion price and he current value per warrant. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such, no fair value change was booked to the unaudited condensed statements of operations.

As of March 31, 2023 and December 31, 2022, there were $500,000 and $0 outstanding under the Working Capital Loans.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the unaudited condensed balance sheets by $21,735,000, as a result $467,291 is reflected on the Company’s consolidated unaudited statement of operations for the amounts allocated in connection with the Company’s warrants at the Initial Public Offering and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the Initial Public Offering.

Cost Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential business combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a business combination. If the Company decides to cease pursing a business combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of March 31, 2023 and December 31, 2022 the Company has $1,728,564 accrued in expenses related to its portion of the shared costs.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

Class A Ordinary Shares —The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 2,103,614 and 103,500,000 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity, respectively.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were effectively 25,875,000 Class B ordinary shares issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

NOTE 9 - WARRANT LIABILITIES

Warrants— As of March 31, 2023 and December 31, 2022, there were 11,350,000 Private placement Warrants and 25,875,000 Public warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

At March 31, 2023 and December 31, 2022, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2023, assets held in the Trust Account were comprised of $22,366,597 in cash and $0 in U.S. Treasury securities. Through March 31, 2023, the trustee withdrew $1,032,028,964 on the Trust Account in connection with the redemption.

At December 31, 2022, assets held in the Trust Account were comprised of $171 in cash and $1,050,320,093 in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest earned on the Trust Account.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

The below table represents the fair value of the Trust Account as of December 31, 2022

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain	Fair Value

December 31, 2022	U.S Treasury Securities (Matured on 01/12/2023)	1	$1,050,320,093	$80,230	$1,050,400,323

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815, “Derivatives and Hedging–Contracts in Entity’s Own Equity”.

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Warrants were initially value using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of March 31, 2023 and December 31, 2022, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023
Liabilities:
Warrant Liability – Public Warrants	1	2,846,250
Warrant Liability – Private Placement Warrants	2	1,248,500

Description	Level	December 31, 2022
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,050,400,323

Liabilities:
Warrant Liability – Public Warrants	1	1,811,250
Warrant Liability – Private Placement Warrants	2	794,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three months ended March 31, 2023 or 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $2,407,448, which consisted of interest earned on cash and investments held in the Trust Account of $4,075,297 and $467,291 relating to the gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability, offset by change in fair value of warrant liabilities of $1,489,000 and general and administrative expense of $646,140.

For the three months ended March 31, 2022, we had a net income of $15,782,128, which consisted of change in fair value of warrant liabilities of $20,152,257 and interest earned on investments held in the Trust Account of $161,467, offset by general and administrative expenses of $4,531,596.

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

For the three months ended March 31, 2023, cash used in operating activities was $472,030. Net income of $2,407,448 was affected by change in fair value of warrant liabilities of $1,489,000, $467,291 relating to the gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability and interest earned on investments held in the Trust Account of $4,075,297. Changes in operating assets and liabilities provided $174,110 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $609,520. Net income of $15,782,128 was affected by interest earned on investments held in the Trust Account of $161,467, and changes in fair value of warrant liabilities of $20,152,257. Changes in operating assets and liabilities provided $3,922,076 of cash for operating activities.

As of March 31, 2023, we had cash held in the Trust Account of $22,366,597. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Through March 31, 2023, the Company withdrew $1,032,028,964 from Trust Account in connection with the redemption.

As of March 31, 2023, we had cash of $144,778. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and, December 31, 2022, there were $500,000 and $0 loan amounts outstanding, respectively. As of March 31, 2023 and December 31, 2022, there were $500,000 and $0 outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the unaudited condensed balance sheets by $21,735,000, as a result $467,291 is reflected on the Company’s unaudited condensed statement of operations for the amounts allocated in connection with the Company’s warrants at the Initial Public Offering and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the Initial Public Offering.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly , as of March 31, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing the net income by the weighted average number of ordinary shares outstanding during the period. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from the earnings per share as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, had been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. In February 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing deposit account until the earlier of the Company’s initial Business Combination or its liquidation. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company's public stockholders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023 (the “Form 10-K”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

JAWS MUSTANG ACQUISITION CORPORATION

Date: May 10, 2023	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)