Form 10-Q
period 2023-06-30
Jaws Mustang Acquisition Corp
filed 2023-08-09
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 2,103,614 Class A ordinary shares, $0.0001 par value and 25,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$44,815	$116,808
Prepaid expenses	66,398	30,802
Total Current Assets	111,213	147,610

Cash and investments held in Trust Account	22,570,202	1,050,320,264
TOTAL ASSETS	$22,681,415	$1,050,467,874

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$4,140,416	$3,804,109
Total Current Liabilities	4,140,416	3,804,109

Working capital loan - related party	500,000	—
Warrant liabilities	1,861,250	2,605,750
Deferred underwriting fee payable	14,490,000	36,225,000
Total Liabilities	20,991,666	42,634,859

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 2,103,614 and 103,500,000 shares at approximately $10.73 and $10.15 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	22,570,202	1,050,320,264

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	2,588	2,588
Additional paid-in capital	—	—
Accumulated deficit	(20,883,041)	(42,489,837)
Total Shareholders’ Deficit	(20,880,453)	(42,487,249)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$22,681,415	$1,050,467,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$226,564	$516,317	$872,704	$5,047,913
Loss from operations	(226,564)	(516,317)	(872,704)	(5,047,913)

Other income:
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	—	—	467,291	—
Interest earned on marketable investments held in Trust Account	203,605	1,584,532	4,278,902	1,745,999
Change in fair value of warrant liabilities	2,233,500	8,937,723	744,500	29,089,980
Other income	2,437,105	10,522,255	5,490,693	30,835,979

Net income	$2,210,541	$10,005,938	$4,617,989	$25,788,066

Weighted average shares outstanding of Class A ordinary shares redeemable shares	2,103,614	103,500,000	21,401,350	103,500,000
Basic and diluted net income per share, Class A ordinary shares redeemable shares	$0.08	$0.08	$0.10	$0.20
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,875,000	25,875,000	25,875,000
Basic and diluted net income per share, Class B ordinary shares non-redeemable shares	$0.08	$0.08	$0.10	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	25,875,000	$2,588	$—	$(42,489,837)	$(42,487,249)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	17,192,412	17,192,412

Net income	—	—	—	—	—	2,407,448	2,407,448

Balance — March 31, 2023 (unaudited)	—	$—	25,875,000	$2,588	$—	$(22,889,977)	$(22,887,389)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(203,605)	(203,605)

Net income	—	—	—	—	—	2,210,541	2,210,541

Balance — June 30, 2023 (unaudited)	—	$—	25,875,000	$2,588	$—	$(20,883,041)	$(20,880,453)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	25,875,000	$2,588	$—	$(73,873,162)	$(73,870,574)

Net income	—	—	—	—	—	15,782,128	15,782,128

Balance - March 31, 2022 (unaudited)	—	$—	25,875,000	$2,588	$—	$(58,091,034)	$(58,088,446)

Change in value of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,958,702)	(1,958,702)

Net income	—	—	—	—	—	10,005,938	10,005,938

Balance — June 30, 2022 (unaudited)	—	$—	25,875,000	$2,588	$—	$(50,043,798)	$(50,041,210)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,617,989	$25,788,066
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(744,500)	(29,089,980)
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	(467,291)	—
Interest earned on cash and investments held in Trust Account	(4,278,902)	(1,745,999)
Changes in operating assets and liabilities:
Prepaid expenses	(35,596)	(200,766)
Accrued expenses	336,307	4,418,977
Net cash used in operating activities	(571,993)	(829,702)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to redeem Public Shares	1,032,028,964	—
Net cash provided by investing activities	1,032,028,964	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note	500,000	—
Redemption of ordinary shares	(1,032,028,964)	—
Net cash used in financing activities	(1,031,528,964)	—

Net Change in Cash	(71,993)	(829,702)
Cash – Beginning of period	116,808	1,123,063
Cash – End of period	$44,815	$293,361

Supplemental disclosure of noncash activities:
Extinguishment of deferred underwriting commissions allocated to Public Shares	$21,267,709	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on February 1, 2021. On February 4, 2021, the Company consummated the IPO of 103,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 13,500,000 Units, at $10.00 per Unit, generating gross proceeds of $1,035,000,000 which is described in Note 3.

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

JUNE 30, 2023

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination was extended from February 4, 2023 to February 4, 2024 (the “Combination Period”). In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964, which could impact the Company’s ability to consummate a Business Combination by February 4, 2024. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had operating cash of $44,815 and a working capital deficit of $4,029,203. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to Mustang Sponsor LLC (the “Payee”), the full $500,000 was drawn on as of this filing. As of June 30, 2023, there was $500,000 outstanding under this working capital loan – related party.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were cash and investments in U.S. Treasury securities, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

In connection with the extension vote, 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964, as reflected in the below table.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,035,000,000
Less:
Proceeds allocated to Public Warrants	(22,252,500)
Class A ordinary shares issuance costs	(55,775,687)
Plus:
Accretion of carrying value to redemption value	93,348,451
Class A ordinary shares subject to possible redemption, December 31, 2022	1,050,320,264
Less:
Redemptions	(1,032,028,964)
Accretion of carrying value to redemption value	(17,192,412)
Plus:
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	21,267,709
Class A ordinary shares subject to possible redemption, March 31, 2023	$22,366,597
Plus:
Accretion of carrying value to redemption value	203,605
Class A ordinary shares subject to possible redemption, June 30, 2023	$22,570,202

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

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity (deficit) in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public Warrants and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity (deficit) as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public Warrants and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the IPO, the Company recorded these warrants as liabilities on its balance sheets, with subsequent changes in their respective fair values recognized in the unaudited condensed statements of operations at each reporting date. In accordance with ASC 825-10, “Financial Instruments”, the Company has concluded that a portion of the transaction costs, which are directly related to the IPO and Private Placement, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the unaudited condensed statements of operations.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three months ended June 30, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$166,203	$2,044,338	$8,004,750	$2,001,188	$2,090,500	$2,527,489	$20,630,453	$5,157,613
Denominator:
Basic and diluted weighted average shares outstanding	2,103,614	25,875,000	103,500,000	25,875,000	21,401,350	25,875,000	103,500,000	25,875,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.08	$0.08	$0.10	$0.10	$0.20	$0.20

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations and cash flows.

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

JUNE 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and six months ended June 30, 2023, the Company incurred $30,000 and 60,000 in fees for these services, respectively. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. There are amounts of $40,000 and $0 included in accrued expenses for these services at June 30, 2023 and December 31, 2022, respectively.

Related Party Loans

Working Capital Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to Mustang Sponsor LLC (the “Payee”). The working capital loan – related party was issued in connection with advances the Payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The working capital loan – related party bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or Business Combination. In the event that the Company does not consummate a Business Combination, the working capital loan – related party will be repaid only from amounts, if any, remaining outside of the trust account established in connection with the initial public offering of the Company’s securities.

At the election of the Payee, all or a portion of the unpaid principal amount of the working capital loan – related party may be converted into warrants of the Company (“Warrants”), at a price of $2.00 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. The working capital promissory note – related party was accounted for using the bifurcation method, and was determined that the conversion feature was de minimis and was recorded at par value.

As of June 30, 2023 and December 31, 2022, there were amounts of $500,000 and $0 outstanding under the Working Capital Loans, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholders’ Rights

Pursuant to a registration and shareholders rights agreement entered into on February 1, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration and shareholder rights agreement does not contain liquidating damages or other cash settlement provision resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Cost Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of June 30, 2023 and December 31, 2022, the Company has $1,681,475 and 1,728,564 in accrued in expenses related to its portion of the shared costs, respectively.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

Class A Ordinary Shares —The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,103,614 and 103,500,000 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity, respectively.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were effectively 25,875,000 Class B ordinary shares issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except that, prior to the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment of directors, and except as required by law.

The Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of a Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

NOTE 9 - WARRANT LIABILITIES

Warrants— As of June 30, 2023 and December 31, 2022, there were 11,350,000 Private placement Warrants and 25,875,000 Public warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2023

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following is a description of the valuation methodology used for assets and liabilities measured at fair value:

U.S. Treasury Securities: The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

On June 30, 2023, assets held in the Trust Account consisted of $22,570,202 in cash. Through June 30, 2023, the trustee withdrew $1,032,028,964 from the Trust Account in connection with the redemption.

On December 31, 2022, assets held in the Trust Account were comprised of $171 in cash and $1,050,320,093 in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest earned on the Trust Account.

The below table represents the fair value of the Trust Account as of December 31, 2022.

				Gross
			Amortized	Holding
	Held To Maturity	Level	Cost	Gain	Fair Value

December 31, 2022	U.S Treasury Securities (Matured on 01/12/2023)	1	$1,050,320,093	$80,230	$1,050,400,323

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815, “Derivatives and Hedging–Contracts in Entity’s Own Equity”.

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of June 30, 2023 and December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the condensed balance sheet date, due to the lack of trade volume as of June 30, 2023 the Public Warrants were transferred to a Level 2 measurement.

The Private Warrants were initially value using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of June 30, 2023 and December 31, 2022, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the condensed statements of operations.

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023
Liabilities:
Warrant Liability – Public Warrants	2	1,293,750
Warrant Liability – Private Placement Warrants	2	567,500

Description	Level	December 31, 2022
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,050,400,323

Liabilities:
Warrant Liability – Public Warrants	1	1,811,250
Warrant Liability – Private Placement Warrants	2	794,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2022 there were no transfers. During the three and six months ended June 30, 2023, the Public Warrants transferred from Level 1 to Level 2 in the amount of 1,293,750.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On August 8, 2023, the Company entered into a promissory note (the “Note”) with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of this filing.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $2,210,541, which consisted of interest earned on cash and investments held in the Trust Account of $203,605 and change in fair value of warrant liabilities of $2,233,500, offset by general and administrative expense of $226,564.

For the six months ended June 30, 2023, we had a net income of $4,617,989, which consisted of change in fair value of warrant liabilities of $744,500, gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability of $467,291 and interest earned on investments held in the Trust Account of $4,278,902, offset by general and administrative expenses of $872,704.

For the three months ended June 30, 2022, we had a net income of $10,005,938, which consisted of change in fair value of warrant liabilities of $8,937,723 and interest earned on marketable investments held in the Trust Account of $1,584,532, offset by general and administrative expenses of $516,317.

For the six months ended June 30, 2022, we had a net income of $25,788,066, which consisted of change in fair value of warrant liabilities of $29,089,980 and interest earned on marketable investments held in the Trust Account of $1,745,999, offset by general and administrative expenses of $ $5,047,913.

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

For the six months ended June 30, 2023, cash used in operating activities was $571,993. Net income of $4,617,989 was affected by change in fair value of warrant liabilities of $744,500, relating to the gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability of $467,291 and interest earned on investments held in the Trust Account of $4,278,902. Changes in operating assets and liabilities provided $300,711 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $829,702. Net income of $25,788,066 was affected by interest earned on investments held in the Trust Account of $1,745,999, and changes in fair value of warrant liabilities of $29,089,980. Changes in operating assets and liabilities provided $4,218,211 of cash for operating activities.

As of June 30, 2023, we had cash held in the Trust Account of $22,570,202. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Through June 30, 2023, the Company withdrew $1,032,028,964 from Trust Account in connection with the redemption.

As of June 30, 2023, we had cash of $44,815. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were $500,000 and $0 outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly , as of June 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, had been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. In February 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing deposit account until the earlier of the Company’s initial Business Combination or its liquidation. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our (i) Annual Report on Form 10-K filed with the SEC on March 1, 2023 (the “Form 10-K”) and (ii) Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023 (the “Form 10-Q”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K and Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 8, 2023, the Company issued the Note in the principal amount of up to $500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or Business Combination. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts, if any, remaining outside of the trust account established in connection with the initial public offering of the Company’s securities.

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing description is qualified in its entirety by reference to the Note, a copy of which is attached as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note between the Company and our sponsor dated August 8, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS MUSTANG ACQUISITION CORPORATION

Date: August 9, 2023	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)