Form 10-Q
period 2023-09-30
Jaws Mustang Acquisition Corp
filed 2023-11-08
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 2,103,614 Class A ordinary shares, $0.0001 par value and 25,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$210,616	$116,808
Prepaid expenses	68,556	30,802
Total Current Assets	279,172	147,610

Cash and investments held in Trust Account	22,786,141	1,050,320,264
TOTAL ASSETS	$23,065,313	$1,050,467,874

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$3,509,877	$3,804,109
Total Current Liabilities	3,509,877	3,804,109

Promissory note - related party	500,000	—
Working capital loan - related party	500,000	—
Warrant liabilities	1,489,000	2,605,750
Deferred underwriting fee payable	—	36,225,000
Total Liabilities	5,998,877	42,634,859

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 2,103,614 and 103,500,000 shares at approximately $10.83 and $10.15 per share redemption value as of September 30, 2023 and December 31, 2022, respectively	22,786,141	1,050,320,264

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	2,588	2,588
Additional paid-in capital	—	—
Accumulated deficit	(5,722,293)	(42,489,837)
Total Shareholders’ Deficit	(5,719,705)	(42,487,249)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$23,065,313	$1,050,467,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$397,411	$294,749	$1,270,115	$5,342,662
Forgiveness of previously recorded liabilities	(695,909)	(1,243,201)	(695,909)	(1,243,201)
Gain (loss) from operations	298,498	948,452	(574,206)	(4,099,461)

Other income:
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	311,527	—	778,818	—
Interest earned on cash and marketable investments held in Trust Account	215,939	4,641,072	4,494,841	6,387,071
Change in fair value of warrant liabilities	372,250	5,583,750	1,116,750	34,673,730
Other income	899,716	10,224,822	6,390,409	41,060,801

Net income	$1,198,214	$11,173,274	$5,816,203	$36,961,340

Weighted average shares outstanding of Class A ordinary shares redeemable shares	2,103,614	103,500,000	15,150,943	103,500,000
Basic and diluted net income per share, Class A ordinary shares redeemable shares	$0.04	$0.09	$0.14	$0.29
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,875,000	25,875,000	25,875,000
Basic and diluted net income per share, Class B ordinary shares non-redeemable shares	$0.04	$0.09	$0.14	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	25,875,000	$2,588	$—	$(42,489,837)	$(42,487,249)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	17,192,412	17,192,412

Net income	—	—	—	—	—	2,407,448	2,407,448

Balance — March 31, 2023 (unaudited)	—	—	25,875,000	2,588	—	(22,889,977)	(22,887,389)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(203,605)	(203,605)

Net income	—	—	—	—	—	2,210,541	2,210,541

Balance — June 30, 2023 (unaudited)	—	—	25,875,000	2,588	—	(20,883,041)	(20,880,453)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	13,962,534	13,962,534

Net income	—	—	—	—	—	1,198,214	1,198,214

Balance — September 30, 2023 (unaudited)	—	$—	25,875,000	$2,588	$—	$(5,722,293)	$(5,719,705)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	25,875,000	$2,588	$—	$(73,873,162)	$(73,870,574)

Net income	—	—	—	—	—	15,782,128	15,782,128

Balance - March 31, 2022 (unaudited)	—	—	25,875,000	2,588	—	(58,091,034)	(58,088,446)

Change in value of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,958,702)	(1,958,702)

Net income	—	—	—	—	—	10,005,938	10,005,938

Balance — June 30, 2022 (unaudited)	—	—	25,875,000	2,588	—	(50,043,798)	(50,041,210)

Change in value of Class A ordinary shares subject to redemption	—	—	—	—	—	(4,641,072)	(4,641,072)

Net income	—	—	—	—	—	11,173,274	11,173,274

Balance — September 30, 2022 (unaudited)	—	$—	25,875,000	$2,588	$—	$(43,511,596)	$(43,509,008)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,816,203	$36,961,340
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,116,750)	(34,673,730)
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	(778,818)	—
Interest earned on cash and investments held in Trust Account	(4,494,841)	(6,387,071)
Changes in operating assets and liabilities:
Prepaid expenses	(37,754)	(82,741)
Accrued expenses	(294,232)	3,258,924
Net cash used in operating activities	(906,192)	(923,278)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to redeem Public Shares	1,032,028,964	—
Net cash provided by investing activities	1,032,028,964	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	500,000	—
Proceeds from convertible promissory note	500,000	—
Redemption of ordinary shares	(1,032,028,964)	—
Net cash used in financing activities	(1,031,028,964)	—

Net Change in Cash	93,808	(923,278)
Cash – Beginning of period	116,808	1,123,063
Cash – End of period	$210,616	$199,785

Supplemental disclosure of noncash activities:
Extinguishment of deferred underwriting commissions allocated to Public Shares	$(35,446,182)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Liquidity and Going Concern

As of September 30, 2023, the Company had operating cash of $210,616 and a working capital deficit of $3,230,705. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to Mustang Sponsor LLC (the “Payee”). As of September 30, 2023, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company entered into a promissory note (the “Note”) with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of September 30, 2023.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 4, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2024. Management intends to complete a Business Combination prior to the February 4, 2024 mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Cash and Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were cash and investments in U.S. Treasury securities, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,035,000,000
Less:
Proceeds allocated to Public Warrants	(22,252,500)
Class A ordinary shares issuance costs	(55,775,687)
Plus:
Accretion of carrying value to redemption value	93,348,451
Class A ordinary shares subject to possible redemption, December 31, 2022	1,050,320,264
Less:
Redemptions	(1,032,028,964)
Accretion of carrying value to redemption value	(17,192,412)
Plus:
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	21,267,709
Class A ordinary shares subject to possible redemption, March 31, 2023	22,366,597
Plus:
Accretion of carrying value to redemption value	203,605
Class A ordinary shares subject to possible redemption, June 30, 2023	22,570,202
Less:
Accretion of carrying value to redemption value	(13,962,534)
Plus:
Waiver of Class A share issuance costs	14,178,473
Class A ordinary shares subject to possible redemption, September 30, 2023	$22,786,141

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

that a portion of the transaction costs, which are directly related to the IPO and Private Placement, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the unaudited condensed statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three months ended September 30, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$90,090	$1,108,124	$8,938,619	$2,234,655	$2,147,933	$3,668,270	$29,569,072	$7,392,268
Denominator:
Basic and diluted weighted average shares outstanding	2,103,614	25,875,000	103,500,000	25,875,000	15,150,943	25,875,000	103,500,000	25,875,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.09	$0.09	$0.14	$0.14	$0.29	$0.29

Risks and Uncertainties

The impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel-Hamas war, and related sanctions, on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 11,350,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $22,700,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. There are amounts of $70,000 and $0 included in accrued expenses for these services at September 30, 2023 and December 31, 2022, respectively.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, there were amounts of $500,000 and $0 outstanding under the Working Capital Loans, respectively.

On August 8, 2023, the Company entered into a Note with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under this Note as of September 30, 2023.

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the unaudited condensed balance sheets by $21,735,000, and as a result, $467,291 is reflected on the Company’s consolidated unaudited statement of operations for the amounts allocated in connection with the Company’s warrants at the Initial Public Offering and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the Initial Public Offering.

On August 14, 2023, the Company was notified by Credit Suisse Securities (USA) LLC, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the unaudited condensed balance sheets by $14,490,000, and as a result, $311,527 is reflected on the Company’s unaudited condensed statement of operations for the amounts allocated in connection with the Company’s warrants at the Initial Public Offering and $14,178,473 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the Initial Public Offering.

As of September 30, 2023, there are no deferred underwiring fees payable.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of September 30, 2023 and December 31, 2022, the Company has $747,900 and $1,728,564 in accrued in expenses related to its portion of the shared costs, respectively.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 2,103,614 and 103,500,000 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity, respectively.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were effectively 25,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. - WARRANT LIABILITIES

Warrants— As of September 30, 2023 and December 31, 2022, there were 11,350,000 Private placement Warrants and 25,875,000 Public warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On September 30, 2023, assets held in the Trust Account consisted of $22,786,141 in cash. Through September 30, 2023, the trustee withdrew $1,032,028,964 from the Trust Account in connection with the redemption.

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

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of September 30, 2023 and December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the condensed balance sheet date, due to the lack of trade volume as of June 30, 2023 the Public Warrants were transferred to a Level 2 measurement. Due to increased trade volume as of September 30, 2023, the Public Warrants were transferred back to a Level 1 measurement.

The Private Warrants were initially value using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of September 30, 2023 and December 31, 2022, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the condensed statements of operations.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023
Liabilities:
Warrant Liability – Public Warrants	1	1,035,000
Warrant Liability – Private Placement Warrants	2	454,000

Description	Level	December 31, 2022
Assets:
Investments held in Trust Account- U.S. Treasury Securities	1	$1,050,400,323

Liabilities:
Warrant Liability – Public Warrants	1	1,811,250
Warrant Liability – Private Placement Warrants	2	794,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2022 there were no transfers. During the three months ended September 30, 2023, the Public Warrants transferred from Level 2 to Level 1 in the amount of $1,035,000.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $1,198,214, which consisted of a gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities of $311,527, change in fair value of warrant liabilities of $372,250, a gain from general and administrative expense of $298,498, which includes a gain for forgiveness of previously recorded liabilities of $695,909 and interest earned on cash and investments held in the Trust Account of $215,939.

For the nine months ended September 30, 2023, we had a net income of $5,816,203, which consisted of interest earned on investments held in the Trust Account of $4,494,841, change in fair value of warrant liabilities of $1,116,750, gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities of $778,818 and partially offset by a gain from general and administrative expenses of $574,206 which includes a gain for forgiveness of previously recorded liabilities of $695,909.

For the three months ended September 30, 2022, we had a net income of $11,173,274, which consisted of change in fair value of warrant liabilities of $5,583,750, interest earned on marketable investments held in the Trust Account of $4,641,072 and a gain from general and administrative expense of $948,452, which includes a gain for forgiveness of previously accrued liabilities of $1,243,301.

For the nine months ended September 30, 2022, we had a net income of $36,961,340, which consisted of change in fair value of warrant liabilities of $34,673,730 and interest earned on marketable investments held in the Trust Account of $6,387,071 partially offset by general and administrative expense of $4,099,461 which includes a gain for forgiveness of previously accrued liabilities of $1,243,301.

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

For the nine months ended September 30, 2023, cash used in operating activities was $906,192. Net income of $5,816,203 was affected by change in fair value of warrant liabilities of $1,116,750, relating to the gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability of $778,818 and interest earned on investments held in the Trust Account of $4,494,841. Changes in operating assets and liabilities used $331,986 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $923,278. Net income of $36,961,340 was affected by change in fair value of warrant liabilities of $34,673,730 and interest earned on marketable investments held in the Trust Account of $6,387,071. Changes in operating assets and liabilities provided $3,176,183 of cash for operating activities.

As of September 30, 2023, we had cash held in the Trust Account of $22,786,141. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Through September 30, 2023, the Company withdrew $1,032,028,964 from Trust Account in connection with the redemption.

As of September 30, 2023, we had cash of $210,616. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there were $500,000 and $0 outstanding under the Working Capital Loans.

On August 8, 2023, the Company entered into a promissory note (the “Note”) with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of September 30, 2023.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On August 14, 2023, the Company was notified by Credit Suisse Securities (USA) LLC, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the unaudited condensed balance sheets by $14,490,000, as a result $311,527 is reflected on the Company’s consolidated unaudited statement of operations for the amounts allocated in connection with the Company’s warrants at the Initial Public Offering and $14,178,473 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the Initial Public Offering.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly , as of September 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing the net income by the weighted average number of ordinary shares outstanding during the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from the earnings per share as the redemption value approximates fair value.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued class A ordinary share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, had been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. In February 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing deposit account until the earlier of the Company’s initial Business Combination or its liquidation. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q as well as those risk factors previously disclosed under “Item 1A. Risk Factors” included in our (i) Annual Report on Form 10-K filed with the SEC on March 1, 2023 (the “Form 10-K”) and (ii) Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023 (the “Form 10-Q”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K and Form 10-Q.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, subsequent sanctions against related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the invasion of Ukraine by Russia in February 2022 and the Israel-Hamas war. In response to the invasion of Ukraine by Russia, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and Israel during the ongoing military conflicts, increasing geopolitical tensions. The invasion of Ukraine by Russia, the Israel-Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflicts in Ukraine and Israel is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these and any other military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, and subsequent sanctions, the Israel-Hamas war, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Quarterly Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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
10.1

Promissory Note between the Company and our sponsor dated August 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-39975)

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

JAWS MUSTANG ACQUISITION CORPORATION

Date: November 8, 2023	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)