Form 10-K
period 2023-12-31
Jaws Mustang Acquisition Corp
filed 2024-04-16
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

JAWS MUSTANG ACQUISITION CORPORATION
(Exact name of registrant guarantor as specified in its charter)

Cayman Islands	001-39975	98-1564586
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2340 Collins Avenue Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 695-5500 Not Applicable (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	JWSM.U	The New York Stock Exchange American
Class A ordinary shares included as part of the units	JWSM	The New York Stock Exchange American
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	JWSM WS	The New York Stock Exchange American

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the New York Stock Exchange American, was approximately $21,358,525.

As of April 15, 2024, 26,905,293 Class A ordinary shares and 375,000 Class B ordinary shares were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of its initial public offering;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Founders” are to Barry S. Sternlicht, Andrew Klaber and Matthew Walters;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial public offering” are to our initial public offering consummated on February 4, 2021;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants initially issued to our sponsor in a private placement simultaneously with the closing of our initial public offering consummated on February 4, 2021 and upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“sponsor” are to Mustang Sponsor LLC, a Delaware limited liability company;
●	“Termination Date” are to the date by which we have to consummate a business combination
●	“trust account” are to a U.S. based trust account at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee;
●	“U.S. Holder” are to a beneficial owner of units, Class A ordinary shares or warrants that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect under applicable U.S. Treasury regulations a valid election to be treated as a U.S. person; and
●	“we,” “Jaws,” “us,” “our,” “company” or “our company” are to JAWS Mustang Acquisition Corporation, a Cayman Islands exempted company.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the impact of any epidemics, pandemics disease outbreaks or quarantines, including the resurgence of new variants of COVID-19 on our ability to consummate an initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	global economic conditions and geopolitical events including Russia’s invasion of Ukraine or the Israel-Hamas War;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by epidemics, pandemics, disease outbreaks or quarantines, including the resurgence of new variants of COVID-19 on our ability to consummate an initial business combination and the status of debt and equity markets.
●	We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	As the number of special purpose acquisition companies (“SPACs”) evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our warrants are accounted for as derivative liabilities, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search for a business combination, to pay our taxes, and to complete our initial business combination.
●	Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”
●	The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we may determine to undertake in connection with such rules may increase our costs and the time needed to complete a Business Combination (as defined below).
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

As of December 31, 2023, we had not commenced any operations. All activity for the period from April 1, 2021 (inception) to December 31, 2023 relates to identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our initial public offering.

On March 14, 2023, we voluntarily delisted from the New York Stock Exchange (“NYSE”) and listed on NYSE American LLC (“NYSE American”). The transfer to NYSE American was motivated by several factors, including more favorable thresholds for continued listing on NYSE American. Following the transfer, we continue to file the same types of periodic reports and other information we currently file with the Securities and Exchange Commission (the “SEC”).

On March 8, 2024, we and investment entities affiliated with Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht (collectively, the “Starwood Capital Entities”) that own interests in a portfolio of hotels (the “Initial Portfolio”) comprised of the 1 Hotels properties in Manhattan and Brooklyn, and the De Vere Portfolio in the United Kingdom, issued a joint press release announcing a non-binding letter of intent (“LOI”) for a potential business combination (the “Business Combination”).

Under the terms of the LOI, following the consummation of the Business Combination, the combined public company would be listed on a national securities exchange. Jaws expects to announce additional details regarding the proposed business combination upon the execution of a definitive merger agreement.

Completion of the Business Combination is subject to, among other matters, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein, various conditions and contingencies, including securing the Starwood Capital Entities’ requisite investor consents, third party consents and regulatory review, and approval of the transaction by the board of directors and shareholders of Jaws. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

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

Finally, our Founders are proven stewards of investor capital and have a track record of investing in strong business models that operate in favorable gross-margin industries with long term contracts and customers, all of which are key criteria for selecting a suitable business.

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

On January 11, 2024, the Company announced its intention to focus on leading companies across all industries, which may include, without limitation, real estate, lodging, oil and gas and energy infrastructure. Investment opportunities are sourced from our Founders proprietary network of operating network of executives, investors and advisors. Our Founders employ a disciplined and highly selective investment process and expect to add value to a target company through add-on acquisitions, capital structure optimization, technology adoption and operational improvements.

Mr. Sternlicht, one of our Founders, is a well-known entrepreneur and operator with an extensive dealmaking history. He founded Starwood Capital in 1991, serving as Chairman and Chief Executive Officer. Starwood Capital is a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion dollar public market companies, ranging from traditional real estate to branded hospitality. Mr. Sternlicht has established an expansive network of Limited Partner relationships through his fundraising efforts over the years.

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

Mr. Sternlicht currently serves as the Chairman and Chief Executive Officer of STWD, a leading, diversified real estate finance company with approximately $6 billion in market capitalization as of December 31, 2023; and one of the first mortgage REITs launched postcrisis. Since inception in 2009, Mr. Sternlicht guided STWD through a steady evolution with over $95 billion in deployed capital, evolving from a pure-play commercial lender to a diversified commercial REIT with residential lending, commercial mortgage servicing, property ownership and infrastructure lending.

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

Andrew Klaber, our Chief Executive Officer, is the founder and CEO of Bedford Ridge Capital. Previously, from 2009 until September 2020, he served as a Partner on the investment team at Paulson & Company, a multi-strategy investment firm in New York. Mr. Klaber received a B.A. from Yale College (summa cum laude and Phi Beta Kappa president), two M.Sc. degrees from the University of Oxford (Marshall Scholar), and a J.D.-MBA from Harvard Law School and Harvard Business School (Dean’s Award winner). Mr. Klaber is a member of the Council on Foreign Relations and serves on the board of the International Rescue Committee.

Matthew Walters is the Chief Operating Officer of JAWS Mustang Acquisition Corporation. Mr. Walters previously served as Chief Executive Officer and director of JAWS Spitfire through its business combination with Velo3D. He is currently a member of the board of directors of Velo3D. Mr. Walters has also served as Managing Director at JAWS Estates Capital, a public and private direct investing focused single family office, since 2015. He directs the private investment strategy with a particular emphasis on the consumer and technology sectors for JAWS. Prior to joining JAWS, Mr. Walters spent his entire career at L Catterton, the largest, most global consumer-focused private equity firm, where he worked on sourcing and investment strategy for both the buyout and growth oriented funds. Mr. Walters is a board observer at Bluestone Lane and Parachute Home. Mr. Walters received a B.A. from the University of Virginia and an M.S. in Finance from Fairfield University.

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

Elizabeth Cogan Fascitelli is a director of JAWS Mustang Acquisition Corporation. Ms. Fascitelli had a 37-year career with Goldman Sachs Group, most recently serving as a Partner and Managing Director and Chief Operating Officer of the Merchant Banking Division. She served in multiple roles and on numerous firm wide committees including the divisional Investment, Risk and Client/Business Standards Committees. She led many initiatives over the years including those for compliance, diversity, women investing and risk. Ms. Fascitelli has served on many public, private, and not for profit boards. She recently finished her eight-year term as a Trustee of Dartmouth College. Ms. Fascitelli currently serves on the Boards of Cold Spring Harbor, Cure Huntington’s Disease Initiative (CHDI) Perella Weinberg Partners and Bridger Aerospace Group Holdings, Inc. (BAER). She is also co-chair of the Milwaukee Health Equity Initiative. She received an AB from Dartmouth and an MBA from Harvard Business School.

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

On November 8, 2023, David Helfand notified us of his decision to resign as a director of Jaws effective immediately. Mr. Helfand’s decision to resign was not the result of any dispute or disagreement with Jaws or any matter relating to Jaws’ operations, policies or practices.

With respect to the above, past experience or performance of our management team and their respective affiliates is not a guarantee of either: (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of future performance. Our management team and their respective affiliates have been involved with a large number of public and private companies in addition to those identified above, not all of which have achieved similar performance levels. See “Risk Factors-Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.” For a complete list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to “Management-Conflicts of Interest.”

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

Initial Business Combination

So long as our securities are then listed on NYSE or NYSE American, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

On March 14, 2023, the Company voluntarily delisted from the NYSE and listed on NYSE American. The transfer to NYSE American was motivated by several factors, including more favorable thresholds for continued listing on NYSE American. Following the transfer, the Company continues to file the same types of periodic reports and other information it currently files with the Securities and Exchange Commission.

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

Our sponsor is Mustang Sponsor LLC, a Delaware limited liability company. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of that certain letter agreement, dated as of February 1, 2021, by and among the Company and its initial shareholders, directors and officers (the “Insider Letter”). As a result, our sponsor currently owns 25,500,000 Class A ordinary shares, 300,000 Class B ordinary shares and 11,350,000 private placement warrants. Barry S. Sternlicht, the Chairman of JWSM, has voting and dipositive power over the Class B ordinary shares private placement warrants held by our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 and subsequent implementing regulations (collectively, “FIRRMA”) that are now in force, to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. If CFIUS approval is required or warranted for the Business Combination, the CFIUS approval process may have outsized impacts on transaction certainty, timing, feasibility and cost, among other things. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by February 4, 2025 (assuming all extensions are exercised) because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $11.10 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Financial Position

With funds available for a business combination in the amount of $23,004,146 as of December 31, 2023, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. The underwriters have agreed to waive their rights to their deferred underwriting commission. On February 1, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of Jaws properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held an extraordinary general meeting of shareholders (the “Second Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions, the balance in our trust account was approximately $15,445,061. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Pursuant to the Insider Letter, our sponsor and each member of our management team have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, are voted in favor of the business combination. In accordance with our amended and restated memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum. Our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need none of the currently outstanding public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. On January 10, 2024, the Company and parties to the Insider Letter waived a restriction imposed by Section 3 and Section 4 (b) of the Insider Letter on the ability of former director David Helfand to redeem any Class A ordinary shares held by him. The Class B ordinary shares held by Mr. Helfand will continue to be bound by the applicable restrictions of the Insider Letter.

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

If we were to expend all of the net proceeds of our initial public offering and the consummation of the Securities Purchase Agreement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than approximately $11.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we had cash of $178,119 held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our non-reimbursed offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the non-reimbursed offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

Facilities

We currently maintain our executive offices at 2340 Collins Ave, Miami Beach, FL 33139. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our initial shareholders owned, on an as-converted basis, approximately 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, our initial shareholders owned, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares and the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions, the balance in our trust account was approximately $15,445,061. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of our outstanding Class A ordinary shares. As of February 6, 2024, there were 26,905,293 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, our initial shareholders owned, on an as converted basis, approximately 95.2% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time-to-time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon and who vote at a shareholder meeting, are voted in favor of the business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by epidemics, pandemics, disease outbreaks or quarantines, including the resurgence of new variants of COVID-19 on our ability to consummate an initial business combination and the status of debt and equity markets.

The COVID-19 pandemic resulted in, and another infectious disease outbreak, epidemic or pandemic could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. If the disruptions resulting from the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way. In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by an epidemic, pandemic, disease outbreak or quarantine, including a resurgence of new variants of COVID-19 and other events, including increased market volatility or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. Finally, a sustained or prolonged COVID-19 resurgence or other epidemic, pandemic or disease outbreak may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the long-term effects of the outbreak of COVID-19 continue to impact businesses both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the long-term effects of the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $11.10 per public share” and other risk factors herein.

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

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between Russia and Ukraine and in the Middle East, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $11.10 per public share” and other risk factors herein.

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

As of December 31, 2023, we had $178,119 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until the Termination Date however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $11.10 per public share.

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

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than approximately $11.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Report for the year ending December 31, 2023. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s public shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, as of April 15, 2024, on an as-converted basis, approximately 95.2% of our Class A ordinary shares upon the closing of our initial public offering will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient to complete an initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with up to $998,775,000 that we may use to complete our initial business combination (after taking into account the $36,225,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering). The underwriters have agreed to waive their rights to their deferred underwriting commission. On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions and receipt of the initial deposit of $25,000 to the trust account, the balance in the trust account was approximately $15,445,069.

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

Risks Relating to our Securities

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete the Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our principal activities and the Business Combination will subject us to the Investment Company Act. By having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination before the Termination Date, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate. As a result, shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and would be unable to realize the potential benefits of an initial business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have liquidated the investments held in the trust account and instead the funds are held in the trust account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. Following the liquidation of investments in the trust account, we have received minimal interest on the funds held in the trust account, which has reduced the dollar amount our shareholders would receive upon any redemption or liquidation of the Company.

Initially, the funds in the trust account had, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the trust account and instructed the trustee with respect to the trust account, to maintain the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Interest on such deposit account is currently approximately 3.85% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we have received minimal interest on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, the decision to hold all funds in the trust account in cash items has reduced the dollar amount our shareholders would receive upon any redemption or liquidation of the Company.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

In addition, the longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our or the combined company’s securities. If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”) without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 14, 2023, the Company voluntarily delisted from the NYSE and listed on NYSE American. The transfer to NYSE American was motivated by several factors, including more favorable thresholds for continued listing on NYSE American. Following the transfer, the Company continues to file the same types of periodic reports and other information it currently files with the Securities and Exchange Commission. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE American in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE American prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization and a minimum number of holders of our securities.

The NYSE American Company Guide Section 119(b) and 119(f) require that a SPAC must consummate one or more business combinations (i) within thirty-six (36) months of the effectiveness of its registration statement in connection with its initial public offering or (ii) such shorter period that the SPAC specified in its registration statement. At the Second Extension Meeting, our shareholders voted to extend the Termination Date from February 4, 2024 to February 4, 2025 (assuming all extensions are exercised) and the Company was authorized to, without another shareholder vote, elect to extend the Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors each time accompanied by a deposit into the trust account in the amount of $25,000. On February 5, 2024, we received a notice from the staff of NYSE American indicating that, unless we timely requested a hearing before the Listing Qualifications Panel of the Committee for Review of the Board of Directors of the Exchange (the “Panel”), our securities would be delisted from NYSE American, due to our non-compliance with the NYSE American Company Guide Section 119(b) and 119(f). We timely requested a hearing before the Panel to request sufficient time to complete the Business Combination. The hearing request will result in a stay of any suspension or delisting action pending the hearing. There can be no assurance that we will be able to satisfy NYSE American’s continued listing requirements, regain compliance with, and maintain compliance with the NYSE American Company Guide Section 119(b) and 119(f) and other NYSE American listing requirements.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 600,000,000 Class A ordinary shares, par value $0.0001 per share, 60,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Report, there are 573,094,707 and 59,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. As of February 6, 2024, there were 26,905,293 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding, respectively. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. Immediately after our initial public offering, there were no preference shares issued and outstanding.

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

As of December 31, 2023, we had $178,119 in cash held outside our trust account. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

On October 23, 2020, our sponsor paid $25,000, or $0.003 per share, to cover certain of our initial public offering costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. On October 28, 2020, the Company effected a share dividend of 8,625,000 shares and on January 13, 2021 and February 1, 2021, the Company effected share dividends of 4,312,500 shares each, resulting in there being an aggregate of 25,875,000 Founder Shares outstanding. Our sponsor transferred 25,000 founder shares to each of our independent director nominees. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one - for - one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 11,350,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $2.00 per warrant ($22,700,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business by the Termination Date, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 36-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Following the First Extension Meeting, our initial shareholders owned, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares. On February 2, 2024, we held the Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 95.2% of our outstanding ordinary shares. Consequently, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. If the initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this will increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

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

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that the Company or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective no sooner than 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. In the event that the Business Combination has not been consummated by the time the 2024 SPAC Rules become effective, such rules may materially adversely affect our business, including our ability to complete, and the costs associated with, the Business Combination, and results of operations.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, and subsequent sanctions, the Israel-Hamas war, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

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

None.

Item C.Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Item 2.Properties

We currently maintain our executive offices at 2340 Collins Avenue, Miami Beach, FL 33139. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

Our units, ordinary shares, and warrants are each traded on NYSE American under the symbols “JWSM.U,” “JWSM,” and “JWSM WS,” respectively. Our units, Class A ordinary shares, par value $0.0001 and warrants began trading on NYSE American on March 14, 2023.

(b)Holders

As of December 31, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, our initial shareholders owned, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares and the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions and receipt of the initial deposit of $25,000 to the trust account, the balance in our trust account was approximately $15,445,061.

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

On February 2, 2024, the Company held an extension meeting where the Termination Date was extended from February 4, 2024 to February 4, 2025 and the Company was authorized to, without another shareholder vote, elect to extend the Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors each time accompanied by a deposit into the trust account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,571.

On March 4, 2024, $25,000 was deposited into the trust account to extend the Termination Date to April 4, 2024.

On April 4, 2024, $25,000 was deposited into the trust account to extend the Termination Date to May 4, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $5,321,663, which consisted of interest earned on cash and investments held in trust account of $4,712,846, change in fair value of warrant liabilities of $1,116,750, and gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities of $778,818, partially offset by a loss from general and administrative expenses of $1,286,751.

For the year ended December 31, 2022, we had a net income of $46,703,589, which consisted of change in fair value of warrant liabilities of $35,790,480 and interest earned on cash and investments held in trust account of $15,107,561, partially offset by a loss from general and administrative expense of $4,194,452.

Liquidity and Capital Resources

On February 4, 2021, we consummated our initial public offering of 103,500,000 Units which includes full exercise by the underwriter of its over-allotment option in the amount of 13,500,000 Units, at $10.00 per Unit, generating gross proceeds of $1,035,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 11,350,000 private placement warrants at a price of $2.00 per private placement warrant in a private placement to our Sponsor, generating gross proceeds of $22,700,000.

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

For the year ended December 31, 2023, cash used in operating activities was $938,689. Net income of $5,321,663 was affected by change in fair value of warrant liabilities of $1,116,750, the gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities of $778,818 and interest earned on cash and investments held in trust account of $4,712,846. Changes in operating assets and liabilities used $348,062 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $1,006,255. Net income of $43,703,589 was affected by change in fair value of warrant liabilities of $35,790,480 and interest earned on cash and investments held in trust account of $15,107,561. Changes in operating assets and liabilities provided $3,188,197 of cash for operating activities.

As of December 31, 2023, we had cash held in the trust account of $23,004,146. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Through December 31, 2023, the Company withdrew $1,032,028,964 from trust account in connection with the redemption.

As of December 31, 2023, we had cash of $178,119. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of December 31, 2023 and 2022, there were $500,000 and $0 outstanding under the Working Capital Loans.

On August 8, 2023, the Company entered into a promissory note (the “Note”) with our sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of December 31, 2023. On March 13, 2024, the Company issued a promissory note to our sponsor (the “2024 Note”). The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024, and the Company can borrow up to an additional $140,000 on the 2024 Note. The 2024 Note is due upon the earlier of the closing of a business combination or wind up.

Going Concern

If the Business Combination is not consummated, the Company will need to raise additional capital through loans on additional investments from its sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 4, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 4, 2024. Management intends to complete a Business Combination prior to the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $21,735,000, as a result $467,291 is reflected on the Company’s statement of operations for the amounts allocated in connection with the Company’s warrants at the initial public offering and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the initial public offering.

On August 14, 2023, the Company was notified by Credit Suisse Securities (USA) LLC, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $14,490,000, as a result $311,527 is reflected on the Company’s statement of operations for the amounts allocated in connection with the Company’s warrants at the initial public offering and $14,178,473 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the initial public offering.

Critical Accounting Policies and Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2023, our internal control over financial reporting were effective as detailed above.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by WithumSmith+Brown, PC, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K, which expressed an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

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

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Barry S. Sternlicht	63	Chairman
Andrew Klaber	42	Chief Executive Officer and Director
Matthew Walters	38	Chief Operating Officer
Michael Reidler	33	Chief Financial Officer
John Legere	65	Director
Elizabeth Cogan Fascitelli	65	Director

Barry S. Sternlicht serves as the Chairman of the board of directors of JAWS Mustang Acquisition Corporation and is a well-known entrepreneur and operator with an extensive deal-making history. He founded Starwood Capital in 1991 and currently serves as Chairman and Chief Executive Officer. Starwood Capital is a private alternative investment firm focused on global real estate, hotel management, oil and gas, and energy infrastructure. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion dollar public market companies, ranging from traditional real estate to branded hospitality. He has also executed several marquee public market transactions to enhance the scale of his core platform — including the creation and expansion of Starwood Property Trust (NYSE: STWD), the consolidation of Starwood Hotels & Resorts Worldwide (formerly NYSE: HOT), the spin-off and growth of Invitation Homes (NYSE: INVH), and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor.

Mr. Sternlicht currently serves as the Chairman and Chief Executive Officer of STWD, a leading, diversified real estate finance company with over $6 billion in market capitalization as of December 31, 2023; and one of the first mortgage REITs launched post-crisis. Since inception in 2009, Mr. Sternlicht has guided STWD through a steady evolution with $95 billion in deployed capital, evolving from a pure-play commercial lender to a diversified commercial REIT with residential lending, commercial mortgage servicing, property ownership, and infrastructure lending. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT; a period in which the share price appreciated at a compound annual growth rate of approximately 16%. Over his tenure as Chief Executive Officer, Mr. Sternlicht grew the total market capitalization of HOT to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American, and ITT Corp., and led the development of the W Hotel concept.

Additionally, Mr. Sternlicht currently serves as Chairman of two public special purpose acquisition companies, JAWS Juggernaut (NYSE: JUGG), which successfully conducted its initial public offering in June 2021, and JAWS Hurricane (Nasdaq: HCNE), which successfully conducted its initial public offering in June 2021. Mr. Sternlicht previously served as Chairman of JAWS Acquisition, through its business combination with Cano Health, which closed on June 3, 2021. Mr. Sternlicht served as a member of the board of directors of Cano Health until his resignation on March 30, 2023. Cano Health is a primary care-centric, technology-powered healthcare delivery and population health platform. The combined company operates as Cano Health and is listed on the NYSE under the new ticker symbol “CANO”. Mr. Sternlicht also previously served as Chairman of JAWS Spitfire Acquisition Corporation (“JAWS Spitfire”), through its business combination with Velo3D, which closed on September 29, 2021. Upon closing of the business combination, Mr. Sternlicht resigned as the Chairman of the board of directors. Velo3D is a leader in additive manufacturing for high value metal parts. The combined company operates as Velo3D and is listed on the NYSE under the ticker symbol “VLD”. Mr. Sternlicht also served as Director of Vesper Healthcare Acquisition Corp. which, on May 4, 2021, consummated a business combination with Hydrafacial and changed its name to The Beauty Health Company (Nasdaq: SKIN). Mr. Sternlicht is also a member of the board of directors of The Estée Lauder Companies Inc. (NYSE: EL), and A.S. Roma S.p.A. (MIB: ASR).

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

Andrew Klaber is the Chief Executive Officer of JAWS Mustang Acquisition Corporation. Since September 2020, Mr. Klaber has served as the founder and CEO of Bedford Ridge Capital. Previously, from 2009 until September 2020, he served as a Partner on the investment team at Paulson & Company, a multi-strategy investment firm in New York. Mr. Klaber received a B.A. from Yale College (summa cum laude and Phi Beta Kappa president), two M.Sc. degrees from the University of Oxford (Marshall Scholar), and a J.D.-MBA from Harvard Law School and Harvard Business School (Dean’s Award winner). Mr. Klaber is a member of the Council on Foreign Relations and serves on the board of the International Rescue Committee.

We believe Mr. Klaber’s significant investment experience make him well qualified to serve as a member of our board of directors.

Matthew Walters is the Chief Operating Officer of JAWS Mustang Acquisition Corporation. Mr. Walters previously served as Chief Executive Officer and director of JAWS Spitfire through its business combination with Velo3D. He is currently a member of the board of directors of Velo3D. Mr. Walters has also served as Managing Director at JAWS Estates Capital, a public and private direct investing focused single family office, since 2015. He directs the private investment strategy with a particular emphasis on the consumer and technology sectors for JAWS. Prior to joining JAWS, Mr. Walters spent his entire career at L Catterton, the largest, most global consumer-focused private equity firm, where he worked on sourcing and investment strategy for both the buyout and growth oriented funds. Mr. Walters is a board observer at Bluestone Lane and Parachute Home. Mr. Walters received a B.A. from the University of Virginia and an M.S. in Finance from Fairfield University.

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

Elizabeth Cogan Fascitelli is a director of JAWS Mustang Acquisition Corporation. She is a businesswoman and philanthropist. Ms. Fasciteli had a 37-year career with Goldman Sachs Group, most recently serving as a Partner and Managing Director and Chief Operating Officer of the Merchant Banking Division. She served in multiple roles and on numerous firm wide committees including the divisional Investment, Risk and Client/Business Standards Committees. She led many initiatives over the years including those for Compliance, Diversity, Women Investing and Risk. Ms. Fascitelli has served on many public, private, and not for profit boards. She recently finished her eight-year term as a Trustee of Dartmouth College. Ms. Fascitelli currently serves on the Boards of Cold Spring Harbor, Cure Huntington’s Disease Initiative (CHDI) Perella Weinberg Partners and Bridger Aerospace. She is also co-chair of the Milwaukee Health Equity Initiative. Ms. Fascitelli earned a Bachelor of Arts from Dartmouth College and a Master’s in Business Administration from Harvard Business School.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE American. The term of office of the first class of directors, consisting of Andrew Klaber, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of John Legere and Elizabeth Cogan Fascitelli, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Barry S. Sternlicht, will expire at our third annual meeting of shareholders.

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

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. Our board of directors has determined that John Legere and Elizabeth Cogan Fascitelli are “independent directors” as defined in the NYSE American listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. The rules of the NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee, compensation committee and nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. John Legere and Elizabeth Cogan Fascitelli are members of our audit committee. Our board of directors has determined that each of Elizabeth Cogan Fascitelli and John Legere are independent under the NYSE American listing standards and applicable SEC rules. Under the NYSE American listing standards and applicable SEC rules, as a Smaller Reporting Company, as defined in Regulation S-K Item 10(f)(1), we are required to have at least two members of the audit committee, all of whom must be independent. Each member of the audit committee is financially sophisticated and our board of directors has determined that Elizabeth Cogan Fascitelli qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Elizabeth Cogan Fascitelli serves as the chairman of the audit committee.

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

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are John Legere and Elizabeth Cogan Fascitelli, and John Legere serves as chairman of the nominating committee. Under the NYSE American listing standards, subject to phase-in rules, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Elizabeth Cogan Fascitelli and John Legere are independent.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Elizabeth Cogan Fascitelli and John Legere, and Elizabeth Cogan Fascitelli serves as chairman of the compensation committee.

Under the NYSE American listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Elizabeth Cogan Fascitelli and John Legere are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
●	administrating the Company’s Policy Related to Recovery of Erroneously Awarded Compensation (attached as Exhibit 97.1 and incorporated by reference).

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

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of NYSE American. The Clawback Policy is also filed as an exhibit to this Report. We believe that it is in our best interests and the best interests of our shareholders to create and maintain a culture that emphasizes integrity and accountability. Our board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that we are required to prepare an accounting restatement of our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by our compensation committee. Any determinations made by our compensation committee are final and binding on all affected individuals. The Clawback Policy applies to our current and former executive officers (as determined by our compensation committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of NYSE American) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by our compensation committee.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Barry S. Sternlicht	Starwood Capital Group Holdings, L.P.	Asset Management	Chairman and Chief Executive Officer
	Starwood Real Estate Income Trust, Inc.	Commercial Real Estate Investment	Chairman
	Starwood Property Trust, Inc.	Commercial Real Estate Investment	Chairman and Chief Executive Officer
	The Estée Lauder Companies	Cosmetics	Director
	SH Group	Hotel Management	Chairman and Chief Executive Officer
	JAWS Estates Capital LLC	Asset Management	Chief Executive Officer
	JAWS Hurricane Acquisition Corporation	Special Purpose Acquisition Company	Chairman
	Vesper Healthcare Acquisition Corp.	Special Purpose Acquisition Company	Director
	Amaala Company	Luxury Real Estate Development	Member of the Advisory Board
Andrew Klaber	Bedford Ridge Capital	Investment Manager	Founder and CEO
Matthew Walters	JAWS Estates Capital LLC	Asset Management	Managing Director
	Velo3D	Manufacturing	Director
	Bluestone Lane	Café and Coffee Shops	Board Observer
	Parachute Home	Home Goods	Board Observer
Michael Reidler	Bedford Ridge Capital	Investment Manager	Partner and Chief Financial Officer
Elizabeth Cogan Fascitelli	N/A	N/A	N/A
John Legere	N/A	N/A	N/A

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Also, Mr. Sternlicht, as Chairman, shall not have day-to-day control of our affairs and shall not be involved in our day-to-day operations.
●	Our sponsor purchased founder shares and private placement warrants in a single transaction simultaneous with the closing of our initial public offering.
●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. On January 10, 2024, the Company and parties to the Insider Letter waived a restriction imposed by Section 3 and Section 4(b) of the Insider Letter on the ability of former director David Helfand to redeem any Class A ordinary shares held by him. The Class B ordinary shares held by Mr. Helfand will continue to be bound by the applicable restrictions of the Insider Letter. Additionally, our sponsor agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares of a class of ordinary shares;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

In the table below, the percentage ownership is based on 2,103,614 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 25,875,000 Class B ordinary shares issued and outstanding as of December 31, 2023. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Class B Ordinary Shares			Class A Ordinary Shares
	Number of			Number of			Approximate
	Shares		Approximate	Shares		Approximate	Percentage of
	Beneficially		Percentage of	Beneficially		Percentage of	Voting
Name of Beneficial Owners(1)	Owned		Class	Owned		Class	Control
Mustang Sponsor LLC (our sponsor)	25,800,000	(2)	99.8%	—		—	92.2%
Barry S. Sternlicht	25,800,000	(2)(3)	99.8%	—		—	92.2%
Andrew Klaber	—	(3)	—	—		—	—
Matthew Walters	—	(3)	—	—		—	—
Michael Reidler	—	(3)	—	—		—	*
John Legere	25,000	(3)	*	—		—	*
David Helfand(4)	25,000	(3)	*	100,000	(5)	4.75%	*
Elizabeth Cogan Fascitelli	25,000	(3)	*	—		—	*
All officers, directors and director nominees as a group (five individuals)	25,850,000		99.9%	—		—	—
Fir Tree Capital Management LP(6)	—		—	124,070		5.9%	*
Cowen and Company, LLC (7)	—		—	125,000		5.9%	*
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2340 Collins Avenue, Miami Beach, Florida 33139.
(2)	Represents 25,800,000 shares directly held by our sponsor. Barry S. Sternlicht controls the reporting person, and as such has voting and investment discretion with respect to the securities held by the reporting person and may be deemed to have beneficial ownership of the securities held directly by the reporting person. Mr. Sternlicht disclaims beneficial ownership of any securities held by our sponsor except to the extent of his pecuniary interest therein.
(3)	Does not include any shares indirectly owned by this individual as a result of his director or indirect membership interest in our sponsor.
(4)	As previously reported on Form 8-K, filed with the SEC on November 14, 2023, Mr. Helfand resigned as a member of the Board on November 8, 2023. Following Mr. Helfand’s resignation from the Board, Jaws waived a restriction on the ability of former director David Helfand to redeem any Public Shares held by him, imposed by Section 3 and Section 4(b) of the Insider Letter.
(5)	As previously reported on Form 4, filed with the SEC on February 5, 2021, Mr. Helfand purchased 100,000 Units of Jaws.
(6)	Based on information reported on a Schedule 13G filed with the SEC on February 14, 2024, Fir Tree Capital Management LP. (“Fir Tree”), the principal business address of Fir Tree is 500 5th Avenue, 9th Floor, New York, New York 10110.
(7)	Based on information reported on a Schedule 13G filed with the SEC on February 2, 2024. Represents shares held by Cowen and Company, LLC, the business address for which is 599 Lexington Ave., New York, NY 10022.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions and receipt of the initial deposit of $25,000 to the trust account, the balance in the trust account was approximately $15,445,069. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of our outstanding ordinary shares. As of February 6, 2024, there were 26,905,293 Class A ordinary shares of the Company outstanding. Following such redemptions and conversions, our initial shareholders owned, on an as converted basis, approximately 95.2% of our outstanding ordinary shares.

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

Our sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a business combination and (B) subsequent to a business combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter.

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

Letter of Intent Regarding Potential Business Combination

On March 8, 2024, we and the Starwood Capital Entities that own interests in the Initial Portfolio comprised of the 1 Hotels properties in Manhattan and Brooklyn, and the De Vere Portfolio in the United Kingdom, issued a joint press release announcing a non-binding LOI for a potential Business Combination.

Under the terms of the LOI, following the consummation of the Business Combination, the combined public company would be listed on a national securities exchange. Jaws expects to announce additional details regarding the proposed business combination upon the execution of a definitive merger agreement which is expected in the coming weeks.

Completion of the Business Combination is subject to, among other matters, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein, various conditions and contingencies, including securing the Starwood Capital Entities’ requisite investor consents, third party consents and regulatory review, and approval of the transaction by the board of directors and shareholders of Jaws. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

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

We currently maintain our executive offices at 2340 Collins Avenue, Suite 800, Miami Beach, FL 33139. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. On January 19, 2023, the Company issued a working capital loan under an unsecured promissory note in the principal amount of up to $500,000 to our sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On August 8, 2023, the Company entered into a promissory note with our sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a business combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings were available under this Note as of September 30, 2023. On March 13, 2024, the Company issued the 2024 Note to our sponsor. The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024, and the Company can borrow up to an additional $140,000 on the 2024 Note. The 2024 Note is due upon the earlier of the closing of a business combination or wind up.

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

Audit Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $99,840 and $129,105, respectively, for the services Withum performed.

Audit-Related Fees. During the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
1.1	Underwriting Agreement by and among the Company, Credit Suisse Securities (USA) LLC, BofA Securities, Inc. and Goldman Sachs & Co. LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association. (3)
3.3	Amendment to Amended and Restated Memorandum and Articles of Association. (4)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Registrant’s Securities.*
10.1	Investment Management trust account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among the Company, our sponsor, and certain other equityholders named therein.(1)
10.3	Private Placement Warrants Purchase Agreement between the Company and our sponsor.(1)
10.4	Letter Agreement among the Company, our sponsor, and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and our sponsor.(1)
10.7	Securities Purchase Agreement between the Company and our sponsor.(2)
10.8	Promissory Note between the Company and our sponsor, dated as of January 19, 2023. (5)
10.9	Promissory Note between the Company and our sponsor, dated as of August 8, 2023. (7).
10.10	Promissory Note between the Company and our sponsor, dated as of March 13, 2024. (6)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
97.1	Policy Related to Recovery of Erroneously Awarded Compensation.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 5, 2021.
(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on January 15, 2021.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 6, 2023.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 8, 2024.
(5)	Incorporated by reference to our Annual Report on Form 10-K, filed with the SEC on March 1, 2023.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on March 14, 2024.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023.

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

Name	Position	Date

/s/ Barry S. Sternlicht	Chairman	April 15, 2024
Barry S. Sternlicht
/s/ Andrew Klaber	Chief Executive Officer and Director	April 15, 2024
Andrew Klaber	(Principal Executive Officer)
/s/ Michael Reidler	Chief Financial Officer	April 15, 2024
Michael Reidler	(Principal Financial and Accounting Officer)
/s/ Matthew Walters	Chief Operating Officer	April 15, 2024
Matthew Walters
/s/ John Legere	Director	April 15, 2024
John Legere
/s/ Elizabeth Cogan Fascitelli	Director	April 15, 2024
Elizabeth Cogan Fascitelli

JAWS MUSTANG ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jaws Mustang Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jaws Mustang Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 4, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

April 15, 2024

PCAOB ID Number 100

JAWS MUSTANG ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$178,119	$116,808
Prepaid expenses	11,826	30,802
Total Current Assets	189,945	147,610

Cash and investments held in trust account	23,004,146	1,050,320,264
TOTAL ASSETS	$23,194,091	$1,050,467,874

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$4,133,195	$3,804,109
Total Current Liabilities	4,133,195	3,804,109

Promissory note - related party	500,000	—
Working capital loan - related party	500,000	—
Warrant liabilities	1,489,000	2,605,750
Deferred underwriting fee payable	—	36,225,000
Total Liabilities	6,622,195	42,634,859

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 2,103,614 and 103,500,000 shares at approximately $10.94 and $10.15 per share redemption value as of December 31, 2023 and 2022, respectively	23,004,146	1,050,320,264

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 25,875,000 shares issued and outstanding as of December 31, 2023 and 2022	2,588	2,588
Additional paid-in capital	—	—
Accumulated deficit	(6,434,838)	(42,489,837)
Total Shareholders’ Deficit	(6,432,250)	(42,487,249)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$23,194,091	$1,050,467,874

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022
General and administrative expenses	$1,286,751	$4,194,452
Loss from operations	(1,286,751)	(4,194,452)

Other income:
Interest earned on cash and investments held in trust account	4,712,846	15,107,561
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	778,818	—
Change in fair value of warrant liabilities	1,116,750	35,790,480
Total other income, net	6,608,414	50,898,041

Net income	$5,321,663	$46,703,589

Weighted average shares outstanding of Class A ordinary shares redeemable shares	11,853,267	103,500,000
Basic and diluted net income per share, Class A ordinary shares redeemable shares	$0.14	$0.36
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,875,000
Basic and diluted net income per share, Class B ordinary shares non-redeemable shares	$0.14	$0.36

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2023 and 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	25,875,000	$2,588	$—	$(73,873,162)	$(73,870,574)

Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(15,320,264)	(15,320,264)

Net income	—	—	—	—	—	46,703,589	46,703,589

Balance — December 31, 2022	—	$—	25,875,000	$2,588	$—	$(42,489,837)	$(42,487,249)

Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	30,733,336	30,733,336

Net income	—	—	—	—	—	5,321,663	5,321,663

Balance — December 31, 2023	—	$—	25,875,000	$2,588	$—	$(6,434,838)	$(6,432,250)

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,321,663	$46,703,589
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,116,750)	(35,790,480)
Interest earned on cash and investments held in trust account	(4,712,846)	(15,107,561)
Gain from extinguishment of deferred underwriting commissions allocated to warrants liabilities	(778,818)	—
Changes in operating assets and liabilities:
Prepaid expenses	18,976	31,626
Accrued expenses	329,086	3,156,571
Net cash used in operating activities	(938,689)	(1,006,255)

Cash Flows from Investing Activities:
Cash withdrawn from trust account in connection with redemption	1,032,028,964	—
Net cash provided by investing activities	1,032,028,964	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	500,000	—
Proceeds from convertible promissory note	500,000	—
Redemption of ordinary shares	(1,032,028,964)	—
Net cash used in financing activities	(1,031,028,964)	—

Net Change in Cash	61,311	(1,006,255)
Cash – Beginning of the year	116,808	1,123,063
Cash – End of the year	$178,119	$116,808

Non-cash investing and financing activities:
Forgiveness of deferred underwriting fee payable allocated to ordinary shares	$(35,446,182)	$—

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

JAWS Mustang Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 19, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company identified (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination.

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 11,350,000 warrants at a price of $2.00 per Private Placement Warrant in a private placement to Mustang Sponsor LLC (the “Sponsor”), generating gross proceeds of $22,700,000, which is described in Note 4.

Transaction costs amounted to $57,010,008, consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees (see Note 6) and $985,008 of other offering costs.

Following the closing of the IPO on February 4, 2021, an amount of $1,035,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the private placement warrants was placed in a trust account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the trust account to the Company’s shareholders, as described below.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

The Company will proceed with a Business Combination only if the Company seeks shareholder approval and receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities ad Exchange Commissions (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by May 4, 2024 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964, which could impact the Company’s ability to consummate a Business Combination by February 4, 2024. On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Combination Period”) and without shareholder vote allows the Company to extend the Combination Period up to eleven times by an additional month each time accompanied by a deposit into the trust account in the amount of $25,000. In connection with the extension vote 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,571. On March 4, 2024 and April 4, 2024, $25,000 was deposited into the trust account to extend the time the Company has to complete a Business Combination, the Company now has until May 4, 2024 to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

Liquidity and Going Concern

As of December 31, 2023, the Company had operating cash of $178,119 and a working capital deficit of $3,943,250. The Company intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the Company’s trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan - related party”) in the principal amount of up to $500,000 to Mustang Sponsor LLC (the “Payee”). As of December 31, 2023, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company entered into the Note with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of December 31, 2023. On March 13, 2024, the Company issued the “2024 Note to our sponsor. The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024, and the Company can borrow up to an additional $140,000 on the 2024 Note. The 2024 Note is due upon the earlier of the closing of a business combination or wind up.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 4, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 4, 2024. Management intends to complete a Business Combination prior to the mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 or December 31, 2022.

Cash and Investments Held in Trust Account

At December 31, 2023 all of the assets held in the trust account were cash. At December 31, 2022 substantially all of the assets held in the trust account were cash and investments in U.S. Treasury securities, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

In connection with the February 1, 2023 extension vote, 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964, as reflected in the below table.

At December 31, 2023 and 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$1,035,000,000
Plus:
Accretion of carrying value to redemption value	15,320,264
Class A ordinary shares subject to possible redemption, December 31, 2022	1,050,320,264
Less:
Redemptions	(1,032,028,964)
Accretion of carrying value to redemption value	(30,733,336)
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	35,446,182
Class A ordinary shares subject to possible redemption, December 31, 2023	$23,004,146

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the years ended December 31, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$1,671,932	$3,649,731	$37,362,871	$9,340,718
Denominator:
Basic and diluted weighted average shares outstanding	11,853,267	25,875,000	103,500,000	25,875,000
Basic and diluted net income per ordinary share	$0.14	$0.14	$0.36	$0.36

Risks and Uncertainties

The impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel - Hamas war, and related sanctions, on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

DECEMBER 31, 2023 and 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the year ended December 31, 2023, the Company incurred $120,000 in fees for these services. For the year ended December 31, 2022, the Company incurred and paid $120,000 in fees for these services. There are amounts of $100,000 and $0 included in accrued expenses for these services at December 31, 2023 and 2022, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Related Party Loans

Working Capital Loans - Related Party

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

As of December 31, 2023 and 2022, there were amounts of $500,000 and $0 outstanding under the Working Capital Loans, respectively.

Promissory Note - Related Party

On August 8, 2023, the Company entered into a Note with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under this Note as of December 31, 2023.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $21,735,000, and as a result, $467,291 is reflected on the Company’s statement of operations for the amounts allocated in connection with the Company’s warrants at the initial public offering and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the initial public offering and is included within the accretion of the Class A ordinary shares.

On August 14, 2023, the Company was notified by Credit Suisse Securities (USA) LLC, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $14,490,000, and as a result, $311,527 is reflected on the Company’s statement of operations for the amounts allocated in connection with the Company’s warrants at the initial public offering and $14,178,473 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the initial public offering and is included within the accretion of the Class A ordinary shares.

As of December 31, 2023, there are no deferred underwiring fees payable.

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the trust account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of December 31, 2023 and 2022, the Company has $747,900 and $1,728,564 in accrued in expenses related to its portion of the shared costs, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2023 and 2022, there were 2,103,614 and 103,500,000 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity, respectively.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were effectively 25,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

Warrants— As of December 31, 2023 and 2022, there were 11,350,000 Private placement Warrants and 25,875,000 Public warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

At December 31, 2023 and 2022, there were 11,350,000 private placement warrants outstanding. The private placement warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the private placement warrants and the Class A ordinary shares issuable upon the exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

On December 31, 2023, assets held in the trust account consisted of $23,004,146 in cash. Through December 31, 2023, the trustee withdrew $1,032,028,964 from the trust account in connection with the redemption.

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

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of December 31, 2023 and 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date. Due to the lack of trade volume as of June 30, 2023 the Public Warrants were transferred to a Level 2 measurement. Due to increased trade volume as of December 31, 2023, the Public Warrants were transferred back to a Level 1 measurement. As of December 31, 2022, the Public Warrants were classified as a Level 1 measurement.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

The Private Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the private placement warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of December 31, 2023 and 2022, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the statements of operations.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023
Liabilities:
Warrant Liability – Public Warrants	1	$1,035,000
Warrant Liability – private placement warrants	2	454,000

Description	Level	December 31, 2022
Assets:
Investments held in trust account- U.S. Treasury Securities	1	$1,050,400,323

Liabilities:
Warrant Liability – Public Warrants	1	$1,811,250
Warrant Liability – private placement warrants	2	794,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2022, there were no transfers. During the year ended December 31, 2023, the Public Warrants transferred from Level 1 to Level 2 and back to Level 1 in the amount of $1,035,000. As of December 31, 2022, the Public Warrants were classified as a Level 1 measurement.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the financial statements.

On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Combination Period”) and without shareholder vote allows the Company to extend the Combination Period up to eleven times by an additional month each time accompanied by a deposit into the trust account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,571.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On March 13, 2024, the Company issued a promissory note to the Sponsor (the “2024 Note”). The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024, and the Company can borrow up to an additional $140,000 on the 2024 Note. The 2024 Note is due upon the earlier of the closing of a business combination or wind up.

On February 6, 2024, the Sponsor converted an aggregate of 25,500,000 Class B Ordinary Shares into Class A Ordinary Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of that certain letter agreement, dated as of February 1, 2021, by and among the Company and its initial shareholders, directors and officers. As of February 6, 2024, there are 26,905,293 Class A Ordinary Shares of the Company outstanding.

On March 4, 2024, $25,000 was deposited into the trust account to extend the time the Company has to complete a Business Combination; the Company now has until April 4, 2024 to complete a Business Combination.

On April 4, 2024, $25,000 was deposited into the trust account to extend the time the Company has to complete a Business Combination. The Company now has until May 4, 2024 to complete a Business Combination.

On April 15, 2024, the Sponsor, with the Company’s consent, transferred all of its rights, title, interest in and obligations under the 2024 Note to Starwood Capital Group Management, LLC, a Delaware limited liability company.