Form 10-Q
period 2024-03-31
Jaws Mustang Acquisition Corp
filed 2024-05-15
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-39975

JAWS MUSTANG ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1564586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2340 Collins Avenue Miami Beach, FL 33139
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

As of May 15, 2024, 26,905,293 Class A ordinary shares, $0.0001 par value and 375,000 Class B ordinary shares, $0.0001 par value were issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$250,472	$178,119
Prepaid expenses	98,750	11,826
Total Current Assets	349,222	189,945

Cash and investments held in trust account	15,566,051	23,004,146
TOTAL ASSETS	$15,915,273	$23,194,091

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$4,616,353	$4,133,195
Total Current Liabilities	4,616,353	4,133,195

Promissory notes - related party	860,000	500,000
Working capital loan - related party	500,000	500,000
Warrant liabilities	8,189,500	1,489,000
Total Liabilities	14,165,853	6,622,195

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 1,405,293 and 2,103,614 shares at approximately $11.08 and $10.94 per share redemption value as of March 31, 2024 and December 31, 2023, respectively	15,566,051	23,004,146

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares not subject to redemption, $0.0001 par value; 600,000,000 shares authorized; 25,500,000 and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,550	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 375,000 and 25,875,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	38	2,588
Additional paid-in capital	—	—
Accumulated deficit	(13,819,219)	(6,434,838)
Total Shareholders’ Deficit	(13,816,631)	(6,432,250)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$15,915,273	$23,194,091

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2024	2023
General and administrative expenses	$633,880	$646,140
Loss from operations	(633,880)	(646,140)

Other (expense) income:
Interest earned on cash and investments held in trust account	174,476	4,075,297
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	—	467,291
Change in fair value of warrant liabilities	(6,700,500)	(1,489,000)
Total other (expense) income	(6,526,024)	3,053,588

Net (loss) income	$(7,159,904)	$2,407,448

Weighted average shares outstanding of Class A ordinary shares redeemable shares	1,658,530	41,978,597
Basic and diluted net (loss) income per share, Class A ordinary shares redeemable shares	$(0.26)	$0.04
Weighted average shares outstanding of Class A and Class B ordinary shares non-redeemable shares	25,875,000	25,875,000
Basic and diluted net (loss) income per share, Class A and Class B ordinary shares non-redeemable shares	$(0.26)	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	25,875,000	$2,588	$—	$(6,434,838)	$(6,432,250)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(224,477)	(224,477)

Transfer of Class B ordinary shares to Class A ordinary shares	25,500,000	2,550	(25,500,000)	(2,550)	—	—	—

Net loss	—	—	—	—	—	(7,159,904)	(7,159,904)

Balance — March 31, 2024 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(13,819,219)	$(13,816,631)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	25,875,000	$2,588	$—	$(42,489,837)	$(42,487,249)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	17,192,412	17,192,412

Net income	—	—	—	—	—	2,407,448	2,407,448

Balance — March 31, 2023 (unaudited)	—	$—	25,875,000	$2,588	$—	$(22,889,977)	$(22,887,389)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(7,159,904)	$2,407,448
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	6,700,500	1,489,000
Interest earned on cash and investments held in trust account	(174,476)	(4,075,297)
Gain from extinguishment of deferred underwriting commissions allocated to warrants liabilities	—	(467,291)
Changes in operating assets and liabilities:
Prepaid expenses	(86,924)	(113,542)
Accrued expenses	483,157	287,652
Net cash used in operating activities	(237,647)	(472,030)

Cash Flows from Investing Activities:
Investment of cash into trust account	(50,000)	—
Cash withdrawn from trust account in connection with redemption	7,662,572	1,032,028,964
Net cash provided by investing activities	7,612,572	1,032,028,964

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	—	500,000
Proceeds from promissory notes - related party	360,000	—
Redemption of ordinary shares	(7,662,572)	(1,032,028,964)
Net cash used in financing activities	(7,302,572)	(1,031,528,964)

Net Change in Cash	72,353	27,970
Cash - Beginning of the period	178,119	116,808
Cash - End of the period	$250,472	$144,778

Non-cash investing and financing activities:
Forgiveness of deferred underwriting fee payable allocated to ordinary shares	$—	$21,267,709

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Jaws Mustang Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 19, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company identifies (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination.

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on February 1, 2021. On February 4, 2021, the Company consummated the IPO of 103,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 13,500,000 Units, at $10.00 per Unit, generating gross proceeds of $1,035,000,000, which is described in Note 3.

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

Following the closing of the IPO on February 4, 2021, an amount of $1,035,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

MARCH 31, 2024

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by June 4, 2024 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination (the “Termination Date”) was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964. On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Extension Period”) and without shareholder vote allows the Company to extend the Extension Period up to eleven times by an additional month each time accompanied by a deposit into the Trust Account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572. On February 6, 2024, our Sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Letter Agreement, dated February 1, 2021, among the Company, the Sponsor, and the Company’s officers and directors (the “Insider Letter”). Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of our outstanding Class A ordinary shares. As of February 6, 2024, there were 26,905,293 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, our initial shareholders owned, on an as converted basis, approximately 95.2% of our outstanding ordinary shares. On March 4, 2024, April 4, 2024 and May 3, 2024, $25,000 was deposited into the Trust Account to extend the time the Company has to complete a Business Combination, and the Company now has until June 4, 2024 to complete a Business Combination. If the Company has not completed a Business Combination by June 4, 2024 (or up to February 4, 2025 assuming all extensions are exercised) (the “ Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

On March 8, 2024, the Company and investment entities affiliated with Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht (collectively, the “Starwood Capital Entities”) that own interests in a portfolio of hotels (the “Initial Portfolio”) comprised of the 1 Hotels properties in Manhattan and Brooklyn, and the De Vere Portfolio in the United Kingdom, issued a joint press release announcing a non-binding letter of intent (“LOI”) for a potential business combination.

Under the terms of the LOI, following the consummation of the Business Combination, the combined public company would be listed on a national securities exchange. The Company expects to announce additional details regarding the proposed business combination upon the execution of a definitive merger agreement.

Completion of the Business Combination is subject to, among other matters, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein, various conditions and contingencies, including securing the Starwood Capital Entities’ requisite investor consents, third party consents and regulatory review, and approval of the transaction by the board of directors and shareholders of the Company. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

Liquidity and Going Concern

As of March 31, 2024, the Company had operating cash of $250,472 and a working capital deficit of $4,267,131. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to our Sponsor. As of March 31, 2024, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company issued a promissory note (the “Note”) to the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of March 31, 2024. On March 13, 2024, the Company issued another promissory note to the Sponsor (the “2024 Note”, and together with the Note, the “Notes”). The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024, and the Company can borrow up to an additional $140,000 on the 2024 Note. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC. As of March 31, 2024 and December 31, 2023, there were amounts of $860,000 and $500,000 outstanding under the Notes, respectively.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 4, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2024. Management intends to complete a Business Combination prior to the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 or December 31, 2023.

Cash and Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were cash.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

In connection with the February 2, 2024 extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572.

At March 31, 2024 and December 31, 2023, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$1,050,320,264
Less:
Redemptions	(1,032,028,964)
Accretion of carrying value to redemption value	(30,733,336)
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	35,446,182
Class A ordinary shares subject to possible redemption, December 31, 2023	23,004,146
Less:
Redemptions	(7,662,572)
Plus:
Accretion of carrying value to redemption value	224,477
Class A ordinary shares subject to possible redemption, March 31, 2024	$15,566,051

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Warrant Liabilities

As disclosed in Note 3, pursuant to the IPO, the Company sold 103,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”), equating to 25,875,000 Public Warrants issued. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9). Simultaneously with the closing of its IPO, the Company consummated the sale of 11,350,000 Private Placement Warrants at a price of $2.00 per warrant in a private placement to the Sponsor. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

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

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity (deficit) in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public Warrants and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity (deficit) as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public Warrants and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the IPO, the Company recorded these warrants as liabilities on its balance sheets, with subsequent changes in their respective fair values recognized in the statements of operations at each reporting date. In accordance with ASC 825-10, “Financial Instruments”, the Company has concluded that a portion of the transaction costs, which is directly related to the IPO and Private Placement, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the condensed statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the net income of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i)IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three months ended March 31, 2024 and 2023, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share:

	For the Three Months Ended March 31,
	2024		2023
	Class A Redeemable	Class A and Class B Non-Redeemable	Class A	Class B
Numerator:
Allocation of net (loss) income	$(431,289)	$(6,728,615)	$1,489,402	$918,046
Denominator:
Basic and diluted weighted average shares outstanding	1,658,530	25,875,000	41,978,597	25,875,000
Basic and diluted net (loss) income per ordinary share	$(0.26)	$(0.26)	$0.04	$0.04

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 11,350,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant for an aggregate purchase price of $22,700,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

As of October 23, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”). On October 28, 2020, the Company effected a share dividend of 8,625,000 shares, and on January 13, 2021 and February 1, 2021, the Company effected share dividends of 4,312,500 shares each, resulting in there being an aggregate of 25,875,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 3,375,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on February 4, 2021, no Founder Shares are currently subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2024, the Company incurred $30,000 in fees for these services. For the three months ended March 31, 2023, the Company incurred $30,000 in fees for these services. There are amounts of $130,000 and $100,000 included in accrued expenses for these services at March 31, 2024 and December 31, 2023, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Related Party Loans

Working Capital Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to our Sponsor. The working capital loan – related party was issued in connection with advances the Payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The working capital loan – related party bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or Business Combination. In the event that the Company does not consummate a Business Combination, the working capital loan – related party will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the IPO of the Company’s securities.

At the election of the Payee, all or a portion of the unpaid principal amount of the working capital loan – related party may be converted into warrants of the Company (“Warrants”), at a price of $2.00 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. The working capital promissory note – related party was accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and therefore recorded at par value.

As of March 31, 2024 and December 31, 2023, there was $500,000 outstanding under the Working Capital Loan.

Promissory Notes - Related Party

On August 8, 2023, the Company entered into a Note with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under this Note as of March 31, 2024.

On March 13, 2024, the Company issued the 2024 Note to the Sponsor. The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. As of March 31, 2024, there was $360,000 outstanding under this Note with $140,000 available for withdrawal. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $21,735,000, and as a result, $467,291 is reflected on the Company’s statement of operations for the amounts allocated in connection with the Company’s warrants at the IPO and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the IPO and is included within the accretion of the Class A ordinary shares.

On August 14, 2023, the Company was notified by Credit Suisse Securities (USA) LLC, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $14,490,000, and as a result, $311,527 is reflected on the Company’s condensed statement of operations for the amounts allocated in connection with the Company’s warrants at the IPO, and $14,178,473 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the IPO and is included within the accretion of the Class A ordinary shares.

As of March 31, 2024, there are no deferred underwriting fees payable.

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursuing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of March 31, 2024 and December 31, 2023, the Company has $747,900 and $747,900 in accrued expenses related to its portion of the shared costs, respectively.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 1,405,293 and 2,103,614 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 26,905,293 and 2,103,614 Class A ordinary shares, respectively. At March 31, 2024 and December 31, 2023 there were 1,405,293 and 2,103,614 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On February 6, 2024, the Sponsor voluntarily converted 25,500,000 Class B ordinary shares of the Company it held as of such date into 25,500,000 Class A ordinary shares of the Company. As of March 31, 2024 and December 31, 2023, there were effectively 375,000 and 25,875,000 Class B ordinary shares issued and outstanding, respectively.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except that, prior to the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment of directors, and except as required by law.

The Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of a Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

NOTE 9. WARRANT LIABILITIES

Warrants — As of March 31, 2024 and December 31, 2023, there were 11,350,000 Private Placement Warrants and 25,875,000 Public Warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2024

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

MARCH 31, 2024

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

At March 31, 2024 and December 31, 2023, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

MARCH 31, 2024

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

On March 31, 2024, assets held in the Trust Account consisted of $15,566,051 in cash. For the three months ended March 31, 2024, the trustee withdrew $7,662,572 from the Trust Account in connection with the redemption.

On December 31, 2023, assets held in the Trust Account consisted of $23,004,146 in cash. For the year ended December 31, 2023, the trustee withdrew $1,032,028,964 from the Trust Account in connection with the redemption.

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815, “Derivatives and Hedging–Contracts in Entity’s Own Equity.”

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of March 31, 2024 and December 31, 2023, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date. Due to the lack of trade volume as of June 30, 2023 and March 31, 2024 the Public Warrants were transferred to a Level 2 measurement. Due to increased trade volume as of December 31, 2023, the Public Warrants were transferred to a Level 1 from a Level 2.

The Private Placement Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of March 31, 2024 and December 31, 2023, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the condensed statements of operations.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024
Liabilities:
Warrant Liability – Public Warrants	2	$5,692,500
Warrant Liability – Private Placement Warrants	2	2,497,000

Description	Level	December 31, 2023
Liabilities:
Warrant Liability – Public Warrants	1	$1,035,000
Warrant Liability – Private Placement Warrants	2	454,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2023, the Public Warrants transferred from Level 1 to Level 2 and back to

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Level 1 in the amount of $1,035,000. During the three months ended March 31, 2024, the Public Warrants transferred from Level 1 to Level 2.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 4, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to May 4, 2024.

On May 3, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to June 4, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 2, 2024, the Company held an extension meeting where the Termination Date was extended from February 4, 2024 to February 4, 2025 and the Company was authorized to, without another shareholder vote, elect to extend the Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors each time accompanied by a deposit into the Trust Account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572.

On February 5, 2024, the Company received written notice from NYSE American LLC (“NYSE American”) indicating that the staff of NYSE American has determined to commence proceedings to delist the Company’s securities from NYSE American. NYSE American reached its decision to delist the Company’s securities pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination (i) within 36 months of the effectiveness of its IPO registration statement, or (ii) such shorter period that the Company specified in its registration statement. The Company has a right to a review of NYSE American’s staff’s determination to delist the securities by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of NYSE American (the “Panel”). The Company timely requested a review of the NYSE American’s staff’s determination to delist the Company’s securities before the Panel to request sufficient time to complete the Company’s previously disclosed potential business combination with the Starwood Capital Entities.

On March 4, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to April 4, 2024.

On April 4, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to May 4, 2024.

On May 3, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to June 4, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $7,159,904, which consisted of loss from general and administrative expenses of $633,880 and change in fair value of warrant liabilities of $6,700,500, partially offset by interest earned on cash and investments held in Trust Account of $174,476.

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

Liquidity and Capital Resources

On February 4, 2021, we consummated our IPO of 103,500,000 Units which includes full exercise by the underwriter of its over-allotment option in the amount of 13,500,000 Units, at $10.00 per Unit, generating gross proceeds of $1,035,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 11,350,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $22,700,000.

Following our IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $1,035,000,000 was placed in the Trust Account. We incurred $57,010,008 in costs related to our IPO, including $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $995,008 of other costs.

For the three months ended March 31, 2024, cash used in operating activities was $237,647. Net loss of $7,159,904 was affected by change in fair value of warrant liabilities of $6,700,500 and interest earned on cash and investments held in Trust Account of $174,476. Changes in operating assets and liabilities used $396,233 of cash for operating activities.

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

As of March 31, 2024, we had cash held in the Trust Account of $15,566,051. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the three months ended March 31, 2024, the Company withdrew $7,662,572 from Trust Account in connection with the redemption.

As of March 31, 2024, we had cash of $250,472. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, there were $500,000 and $500,000 outstanding under the Working Capital Loans.

On August 8, 2023, the Company entered into the Note with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of March 31, 2024. On March 13, 2024, the Company issued the 2024 Note to our Sponsor. The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024, and the Company can borrow up to an additional $140,000 on the 2024 Note. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC.

As of March 31, 2024 and December 31, 2023, there was $860,000 and $500,000 outstanding under the Notes, respectively.

Going Concern

If the Business Combination is not consummated, the Company will need to raise additional capital through loans on additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 4, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2024. Management intends to complete a Business Combination prior to the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $21,735,000, as a result $467,291 is reflected on the Company’s statement of operations for the amounts allocated in connection with the Company’s warrants at the IPO and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the IPO.

On August 14, 2023, the Company was notified by Credit Suisse Securities (USA) LLC, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $14,490,000, as a result $311,527 is reflected on the Company’s statement of operations for the amounts allocated in connection with the Company’s warrants at the IPO and $14,178,473 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the IPO.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net (Loss) Income per Ordinary Share

Net (loss) income per ordinary share is computed by dividing the net (loss) income by the weighted average number of ordinary shares outstanding during the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from the earnings per share as the redemption value approximates fair value.

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

We issued 25,875,000 public warrants to investors in our IPO and issued 11,350,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Company’s Public Warrants are values based on quotes market prices and are considered a Level 1 liability. The Company’s Private Placement Warrants are classified as a Level 2 liability due to the similarities to the Company’s Public Warrants and are valued using the quote market prices of the Public Warrants.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on April 16, 2024 (the “Form 10-K”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 8, 2023, the Company issued the Note in the principal amount of up to $500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or Business Combination. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the IPO of the Company’s securities.

On March 13, 2024, the Company entered into the 2024 Note. The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024, and the Company can borrow up to an additional $140,000 on the 2024 Note. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC.

The issuance of the Note and the 2024 Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing description is qualified in its entirety by reference to the 2024 Note, a copy of which is attached as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note between the Company and the Sponsor dated March 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS MUSTANG ACQUISITION CORPORATION

Date: May 15, 2024	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)