Form 10-Q
period 2024-06-30
Jaws Mustang Acquisition Corp
filed 2024-08-14
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, 26,905,293 Class A ordinary shares, $0.0001 par value and 375,000 Class B ordinary shares, $0.0001 par value were issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$30,219	$178,119
Prepaid expenses	57,917	11,826
Total Current Assets	88,136	189,945

Cash held in trust account	15,788,393	23,004,146
TOTAL ASSETS	$15,876,529	$23,194,091

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$4,702,836	$4,133,195
Total Current Liabilities	4,702,836	4,133,195

Promissory notes - related party	860,000	500,000
Working capital loan - related party	500,000	500,000
Warrant liabilities	3,722,500	1,489,000
Total Liabilities	9,785,336	6,622,195

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 1,405,293 and 2,103,614 shares at approximately $11.23 and $10.94 per share redemption value as of June 30, 2024 and December 31, 2023, respectively	15,788,393	23,004,146

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares not subject to redemption, $0.0001 par value; 600,000,000 shares authorized; 25,500,000 and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,550	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 375,000 and 25,875,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	38	2,588
Additional paid-in capital	—	—
Accumulated deficit	(9,699,788)	(6,434,838)
Total Shareholders’ Deficit	(9,697,200)	(6,432,250)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$15,876,529	$23,194,091

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative expenses	$272,570	$226,564	$906,450	$872,704
Loss from operations	(272,570)	(226,564)	(906,450)	(872,704)

Other income (expense):
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	—	—	—	467,291
Interest earned on cash and investments held in trust account	147,343	203,605	321,819	4,278,902
Change in fair value of warrant liabilities	4,467,000	2,233,500	(2,233,500)	744,500
Other income (expense), net	4,614,343	2,437,105	(1,911,681)	5,490,693

Net income (loss)	$4,341,773	$2,210,541	$(2,818,131)	$4,617,989

Weighted average shares outstanding of Class A ordinary shares redeemable shares	1,405,293	2,103,614	1,531,912	21,401,350
Basic and diluted net income (loss) per share, Class A ordinary shares redeemable shares	$0.16	$0.08	$(0.10)	$0.10
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	25,875,000	25,875,000	25,875,000	25,875,000
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.16	$0.08	$(0.10)	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	25,875,000	$2,588	$—	$(6,434,838)	$(6,432,250)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(224,477)	(224,477)

Transfer of Class B ordinary shares to Class A ordinary shares	25,500,000	2,550	(25,500,000)	(2,550)	—	—	—

Net loss	—	—	—	—	—	(7,159,904)	(7,159,904)

Balance — March 31, 2024 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(13,819,219)	$(13,816,631)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(222,342)	(222,342)

Net income	—	—	—	—	—	4,341,773	4,341,773

Balance — June 30, 2024 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(9,699,788)	$(9,697,200)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	25,875,000	$2,588	$—	$(42,489,837)	$(42,487,249)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	17,192,412	17,192,412

Net income	—	—	—	—	—	2,407,448	2,407,448

Balance — March 31, 2023 (unaudited)	—	$—	25,875,000	$2,588	$—	$(22,889,977)	$(22,887,389)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(203,605)	(203,605)

Net income	—	—	—	—	—	2,210,541	2,210,541

Balance — June 30, 2023 (unaudited)	—	$—	25,875,000	$2,588	$—	$(20,883,041)	$(20,880,453)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,818,131)	$4,617,989
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	2,233,500	(744,500)
Interest earned on cash and investments held in trust account	(321,819)	(4,278,902)
Gain from extinguishment of deferred underwriting commissions allocated to warrants liabilities	—	(467,291)
Changes in operating assets and liabilities:
Prepaid expenses	(46,091)	(35,596)
Accrued expenses	569,641	336,307
Net cash used in operating activities	(382,900)	(571,993)

Cash Flows from Investing Activities:
Deposit of cash into trust account	(125,000)	—
Cash withdrawn from trust account in connection with redemption	7,662,572	1,032,028,964
Net cash provided by investing activities	7,537,572	1,032,028,964

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	—	500,000
Proceeds from promissory notes - related party	360,000	—
Redemption of ordinary shares	(7,662,572)	(1,032,028,964)
Net cash used in financing activities	(7,302,572)	(1,031,528,964)

Net Change in Cash	(147,900)	(71,993)
Cash - Beginning of the period	178,119	116,808
Cash - End of the period	$30,219	$44,815

Non-cash investing and financing activities:
Forgiveness of deferred underwriting fee payable allocated to ordinary shares	$—	$21,267,709

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

JUNE 30, 2024

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by September 4, 2024 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination (the “Termination Date”) was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964. On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Extension Period”) and without shareholder vote allows the Company to extend the Extension Period up to eleven times by an additional month each time accompanied by a deposit into the Trust Account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572. On February 6, 2024, the Sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Letter Agreement, dated February 1, 2021, among the Company, the Sponsor, and the Company’s officers and directors (the “Insider Letter”). Accordingly, the initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of the outstanding Class A ordinary shares. As of February 6, 2024 and June 30, 2024, there were 26,905,293 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, the initial shareholders owned, on an as-converted basis, approximately 95.2% of the outstanding ordinary shares.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

On March 4, 2024, April 4, 2024, May 3, 2024, June 3, July 3 and August 3 $25,000 was deposited into the Trust Account to extend the time the Company has to complete a Business Combination, and the Company now has until September 4, 2024 to complete a Business Combination. If the Company has not completed a Business Combination by September 4, 2024 (or up to February 4, 2025 assuming all extensions are exercised) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On March 8, 2024, the Company and investment entities affiliated with Starwood Capital Group, a privately held private equity firm founded and controlled by Barry Sternlicht (collectively, the “Starwood Capital Entities”) that own interests in a portfolio of hotels (the “Initial Portfolio”) comprised of the 1 Hotels properties in Manhattan and Brooklyn, and the De Vere Portfolio in the United Kingdom, issued a joint press release announcing a non-binding letter of intent (“LOI”) for a potential business combination.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Liquidity and Going Concern

As of June 30, 2024, the Company had operating cash of $30,219 and a working capital deficit of $4,614,700. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to the Sponsor. As of June 30, 2024, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company issued a promissory note (the “Note”) to the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of June 30, 2024. On March 13, 2024, the Company issued another promissory note to the Sponsor (the “2024 Note”, and together with the Note, the “Notes”). The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024, and the Company can borrow up to an additional $140,000 on the 2024 Note. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC. As of June 30, 2024 and December 31, 2023, there were amounts of $860,000 and $500,000 outstanding under the Notes, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 4, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 4, 2024. Management intends to complete a Business Combination prior to the mandatory liquidation date.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 or December 31, 2023.

Cash Held in Trust Account

As of June 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were cash.

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

JUNE 30, 2024

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$1,050,320,264
Less:
Redemptions	(1,032,028,964)
Accretion of carrying value to redemption value	(30,733,336)
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	35,446,182
Class A ordinary shares subject to possible redemption, December 31, 2023	23,004,146
Less:
Redemptions	(7,662,572)
Plus:
Accretion of carrying value to redemption value	446,819
Class A ordinary shares subject to possible redemption, June 30, 2024	$15,788,393

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that they do not meet the criteria to be classified as shareholders’ equity (deficit) in accordance with ASC 815-40, “Derivatives and Hedging–Contracts in Entity’s Own Equity”. Specifically, the warrant agreement allows for the exercise of the Public Warrants and Private Placement Warrants to be settled in cash upon a tender offer where the maker of the offer owns beneficially more than 50% of the Class A shares following the tender offer. This provision precludes the warrants from being classified as shareholders’ equity (deficit) as not all of the Company’s shareholders need to participate in such a tender offer to trigger the potential cash settlement. As the Public Warrants and Private Placement Warrants also meet the definition of a derivative under ASC 815, upon completion of the IPO, the Company recorded these warrants as liabilities on its condensed balance sheets, with subsequent changes in their respective fair values recognized in the condensed statements of operations at each reporting date. In accordance with ASC 825-10, “Financial Instruments”, the Company has concluded that a portion of the transaction costs, which is directly related to the IPO and Private Placement, would be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the condensed statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three and six months ended June 30, 2024 and 2023, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
		Class A and				Class A and
	Class A	Class B Non-			Class A	Class B Non-
	Redeemable	Redeemable	Class A	Class B	Redeemable	Redeemable	Class A	Class B
Numerator:
Allocation of net income (loss)	$223,658	$4,118,115	$166,203	$2,044,338	$(157,520)	$(2,660,611)	$2,090,500	$2,527,489
Denominator:
Basic and diluted weighted average shares outstanding	1,405,293	25,875,000	2,103,614	25,875,000	1,531,912	25,875,000	21,401,350	25,875,000
Basic and diluted net income (loss) per ordinary share	$0.16	$0.16	$0.08	$0.08	$(0.10)	$(0.10)	$0.10	$0.10

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

JUNE 30, 2024

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

On February 6, 2024, the Sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. Accordingly, the initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of the outstanding Class A ordinary shares. As of February 6, 2024, there were 26,905,293 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, the initial shareholders owned, on an as-converted basis, approximately 95.2% of the outstanding ordinary shares.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and six month period ended June 30, 2024, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2024 and December 31, 2023, there are amounts of $160,000 and $100,000 included in accrued expenses for these services, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Related Party Loans

Working Capital Loans – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to the Sponsor. The working capital loan – related party was issued in connection with advances the Payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The working capital loan – related party bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or Business Combination. In the event that the Company does not consummate a Business Combination, the working capital loan – related party will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the IPO of the Company’s securities.

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

As of June 30, 2024 and December 31, 2023, there was $500,000 outstanding under the Working Capital Loan.

Promissory Notes - Related Party

On August 8, 2023, the Company entered into a Note with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under this Note as of June 30, 2024.

On March 13, 2024, the Company issued the 2024 Note to the Sponsor. The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC. As of June 30, 2024, there was $360,000 outstanding under this Note with $140,000 available for withdrawal.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $21,735,000, and as a result, $467,291 is reflected on the Company’s condensed statement of operations for the amounts allocated in connection with the Company’s warrants at the IPO and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the IPO and is included within the accretion of the Class A ordinary shares.

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

As of June 30, 2024, there are no deferred underwriting fees payable.

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursuing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of June 30, 2024 and December 31, 2023, the Company has $747,900 and $747,900 in accrued expenses related to its portion of the shared costs, respectively.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 1,405,293 and 2,103,614 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 26,905,293 and 2,103,614 Class A ordinary shares, respectively. At June 30, 2024 and December 31, 2023 there were 1,405,293 and 2,103,614 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On February 6, 2024, the Sponsor voluntarily converted 25,500,000 Class B ordinary shares of the Company it held as of such date into 25,500,000 Class A ordinary shares of the Company. As of June 30, 2024 and December 31, 2023, there were effectively 375,000 and 25,875,000 Class B ordinary shares issued and outstanding, respectively.

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

NOTE 9. WARRANT LIABILITIES

Warrants — As of June 30, 2024 and December 31, 2023, there were 11,350,000 Private Placement Warrants and 25,875,000 Public Warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

As of June 30, 2024 and December 31, 2023, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

JUNE 30, 2024

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

On June 30, 2024, assets held in the Trust Account consisted of $15,788,393 in cash. For the three and six months ended June 30, 2024, the Company withdrew $7,662,572 from the Trust Account in connection with the redemption.

On December 31, 2023, assets held in the Trust Account consisted of $23,004,146 in cash. For the year ended December 31, 2023, the Company withdrew $1,032,028,964 from the Trust Account in connection with the redemption.

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815, “Derivatives and Hedging–Contracts in Entity’s Own Equity.”

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of June 30, 2024 and December 31, 2023, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date. Due to increased trade volume as of June 30, 2024 the Public Warrants were transfered to a Level 1 from a Level 2. Due to increased trade volume as of December 31, 2023, the Public Warrants were transferred to a Level 1 from a Level 2.

The Private Placement Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of June 30, 2024 and December 31, 2023, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the condensed statements of operations.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024
Liabilities:
Warrant Liability – Public Warrants	1	$2,587,500
Warrant Liability – Private Placement Warrants	2	1,135,000

Description	Level	December 31, 2023
Liabilities:
Warrant Liability – Public Warrants	1	$1,035,000
Warrant Liability – Private Placement Warrants	2	454,000

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2023, the Public Warrants transferred from Level 1 to Level 2 during the three months ended June 30, 2023 and back to Level 1 during the three months ended September 30, 2023. At December 31, 2023 the Public Warrants were measured at $1,035,000. During the three months ended March 31, 2024, the Public Warrants transferred from Level 1 to Level 2. During the three months ended June 30, 2024, the Public Warrants transferred back to a Level 1 in the amount of $2,587,500.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the events stated below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 3, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to August 4, 2024.

On August 3, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to September 4, 2024.

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

On March 4, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to April 4, 2024.

On April 4, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to May 4, 2024.

On May 3, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to June 4, 2024.

On June 3, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to July 4, 2024.

On July 3, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to August 4, 2024.

On August 3, 2024, $25,000 was deposited into the Trust Account to extend the Termination Date to September 4, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $4,341,773, which consisted of interest earned on cash held in Trust Account of $147,343 and change in fair value of warrant liabilities of $4,467,000, partially offset by general and administrative expenses of $272,570.

For the six months ended June 30, 2024, we had a net loss of $2,818,131, which consisted of general and administrative expenses of $906,450 and change in fair value of warrant liabilities of $2,233,500, partially offset by interest earned on cash held in Trust Account of $321,819.

For the three months ended June 30, 2023, we had a net income of $2,210,541, which consisted of interest earned on cash and investments held in the Trust Account of $203,605 and change in fair value of warrant liabilities of $2,233,500, offset by general and administrative expenses of $226,564.

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

For the six months ended June 30, 2024, cash used in operating activities was $382,900. Net loss of $2,818,131 was affected by change in fair value of warrant liabilities of $2,233,500 and interest earned on cash held in Trust Account of $321,819. Changes in operating assets and liabilities provided $523,550 of cash for operating activities.

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

As of June 30, 2024, we had cash held in the Trust Account of $15,788,393. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the six months ended June 30, 2024, the Company withdrew $7,662,572 from Trust Account in connection with the redemption.

As of June 30, 2024, we had cash of $30,219. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, there were $500,000 and $500,000 outstanding under the Working Capital Loans.

On August 8, 2023, the Company entered into the Note with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of June 30, 2024. On March 13, 2024, the Company issued the 2024 Note to our Sponsor. The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024, and the Company can borrow up to an additional $140,000 on the 2024 Note. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC.

As of June 30, 2024 and December 31, 2023, there was $860,000 and $500,000 outstanding under the Notes, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 4, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 4, 2024. Management intends to complete a Business Combination prior to the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note between the Company and the Sponsor dated March 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS MUSTANG ACQUISITION CORPORATION

Date: August 14, 2024	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)