Form 10-Q
period 2024-09-30
Jaws Mustang Acquisition Corp
filed 2024-11-14
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(305) 695-5500
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary Share, $0.0001 par value, and one-fourth of one redeemable warrant	JWSUF	OTC Pink Open Market
Class A ordinary Shares included as part of the units	JWSMF	OTC Pink Open Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary Share at an exercise price of $11.50	JWSWF	OTC Pink Open Market

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

As of November 14, 2024, 26,905,293 Class A ordinary shares, $0.0001 par value and 375,000 Class B ordinary shares, $0.0001 par value were issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$34,688	$178,119
Prepaid expenses	34,926	11,826
Total Current Assets	69,614	189,945

Cash held in trust account	16,012,716	23,004,146
TOTAL ASSETS	$16,082,330	$23,194,091

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$4,818,011	$4,133,195
Total Current Liabilities	4,818,011	4,133,195

Promissory notes - related party	1,000,000	500,000
Working capital loan - related party	500,000	500,000
Warrant liabilities	744,500	1,489,000
Total Liabilities	7,062,511	6,622,195

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 1,405,293 and 2,103,614 shares at approximately $11.39 and $10.94 per share redemption value as of September 30, 2024 and December 31, 2023, respectively	16,012,716	23,004,146

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A non-redeemable ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 25,500,000 and 0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,550	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 375,000 and 25,875,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	38	2,588
Additional paid-in capital	—	—
Accumulated deficit	(6,995,485)	(6,434,838)
Total Shareholders’ Deficit	(6,992,897)	(6,432,250)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$16,082,330	$23,194,091

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative expenses	$198,698	$397,411	$1,105,148	$1,270,115
Forgiveness of previously recorded liabilities	—	(695,909)	—	(695,909)
Gain (loss) from operations	(198,698)	298,498	(1,105,148)	(574,206)

Other income:
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	—	311,527	—	778,818
Interest earned on cash and investments held in trust account	149,324	215,939	471,143	4,494,841
Change in fair value of warrant liabilities	2,978,000	372,250	744,500	1,116,750
Other income, net	3,127,324	899,716	1,215,643	6,390,409

Net income	$2,928,626	$1,198,214	$110,495	$5,816,203

Weighted average shares outstanding of Class A ordinary shares redeemable shares	1,405,293	2,103,614	1,489,397	15,150,943
Basic and diluted net income per share, Class A ordinary shares redeemable shares	$0.11	$0.04	$0.00	$0.14
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	25,875,000	25,875,000	25,875,000	25,875,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.11	$0.04	$0.00	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	—	$—	25,875,000	$2,588	$—	$(6,434,838)	$(6,432,250)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(224,477)	(224,477)

Transfer of Class B ordinary shares to Class A ordinary shares	25,500,000	2,550	(25,500,000)	(2,550)	—	—	—

Net loss	—	—	—	—	—	(7,159,904)	(7,159,904)

Balance — March 31, 2024 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(13,819,219)	$(13,816,631)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(222,342)	(222,342)

Net income	—	—	—	—	—	4,341,773	4,341,773

Balance — June 30, 2024 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(9,699,788)	$(9,697,200)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(224,323)	(224,323)

Net income	—	—	—	—	—	2,928,626	2,928,626

Balance — September 30, 2024 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(6,995,485)	$(6,992,897)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	$—	25,875,000	$2,588	$—	$(42,489,837)	$(42,487,249)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	17,192,412	17,192,412

Net income	—	—	—	—	—	2,407,448	2,407,448

Balance — March 31, 2023 (unaudited)	—	—	25,875,000	2,588	—	(22,889,977)	(22,887,389)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(203,605)	(203,605)

Net income	—	—	—	—	—	2,210,541	2,210,541

Balance — June 30, 2023 (unaudited)	—	—	25,875,000	2,588	—	(20,883,041)	(20,880,453)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	13,962,534	13,962,534

Net income	—	—	—	—	—	1,198,214	1,198,214

Balance — September 30, 2023 (unaudited)	—	$—	25,875,000	$2,588	$—	$(5,722,293)	$(5,719,705)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$110,495	$5,816,203
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(744,500)	(1,116,750)
Interest earned on cash and investments held in trust account	(471,143)	(4,494,841)
Gain from extinguishment of deferred underwriting commissions allocated to warrants liabilities	—	(778,818)
Changes in operating assets and liabilities:
Prepaid expenses	(23,100)	(37,754)
Accrued expenses	684,817	(294,232)
Net cash used in operating activities	(443,431)	(906,192)

Cash Flows from Investing Activities:
Deposit of cash into trust account	(200,000)	—
Cash withdrawn from trust account in connection with redemption	7,662,572	1,032,028,964
Net cash provided by investing activities	7,462,572	1,032,028,964

Cash Flows from Financing Activities:
Proceeds from convertible promissory note	—	500,000
Proceeds from promissory notes - related party	500,000	500,000
Redemption of ordinary shares	(7,662,572)	(1,032,028,964)
Net cash used in financing activities	(7,162,572)	(1,031,028,964)

Net Change in Cash	(143,431)	93,808
Cash - Beginning of the period	178,119	116,808
Cash - End of the period	$34,688	$210,616

Non-cash investing and financing activities:
Forgiveness of deferred underwriting fee payable allocated to ordinary shares	$—	$(35,446,182)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company will proceed with a Business Combination only if the Company seeks shareholder approval and receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by September 4, 2024 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination (the “Termination Date”) was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964. On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Extension Period”) and without shareholder vote allows the Company to extend the Extension Period up to eleven times by an additional month each time accompanied by a deposit into the Trust Account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572. On February 6, 2024, the Sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Letter Agreement, dated February 1, 2021, among the Company, the Sponsor, and the Company’s officers and directors (the “Insider Letter”). Accordingly, the initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of the outstanding Class A ordinary shares. As of February 6, 2024 and September 30, 2024, there were 26,905,293 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, the initial shareholders owned, on an as-converted basis, approximately 95.2% of the outstanding ordinary shares.

On March 4, 2024, April 2, 2024, May 1, 2024, May 24, 2024, June 24, 2024, July 25, 2024, August 29, 2024, October 2, 2024 and  October 23, 2024, the board approved draws of an aggregate of $225,000 (the “Extension Funds”) pursuant to the 2024 Note and the October 2024 Promissory Note (as defined below), which are Extension Funds the Company subsequently deposited into the Company’s trust account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from March 4, 2024 to April 4, 2024, from April 4, 2024 to May 4, 2024, from May 4, 2024 to June 4, 2024, from June 4, 2024 to July 4, 2024, from July 4, 2024 to August 4, 2024, from August 4, 2024 to September 4, 2024, from September 4, 2024 to October 4, 2024, from October 4, 2024 to November 4, 2024, and November 4, 2024 to December 4, 2024, respectively (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under the Memorandum and Articles of Association and provide the Company with additional time to complete its initial business combination. If the Company has not completed a Business Combination by December 4, 2024 (or up to February 4, 2025 assuming all extensions are exercised) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Liquidity and Going Concern

As of September 30, 2024, the Company had operating cash of $34,688 and a working capital deficit of $4,748,397. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to the Sponsor. As of September 30, 2024, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company issued a promissory note (the “Note”) to the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of September 30, 2024. As of September 30, 2024 and December 31, 2023, there were amounts of $500,000 and $500,000 outstanding under the Note, respectively.

On March 13, 2024, the Company issued another promissory note to the Sponsor (the “2024 Note”, and together with the Note, the “Notes”). The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC. The Company borrowed an additional $140,000 on July 22, 2024. As of September 30, 2024 and December 31, 2023, there were amounts of $500,000 and $0 outstanding under the 2024 Note, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” the Company has until December 4, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2024. Management intends to complete a Business Combination prior to the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 or December 31, 2023.

Cash Held in Trust Account

As of September 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were cash.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated on a relative fair value basis between shareholders’ equity (deficit) and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to temporary equity. Upon completion of the IPO on February 1, 2021, offering costs totaled $57,010,008 (consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $985,008 of other offering costs), of which $1,234,321 was charged to the audited statements of operations upon the completion of the IPO and $55,775,687 was charged to temporary equity and accreted to additional paid-in capital (to the extent available) and shareholders’ deficit.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

As of September 30, 2024 and December 31, 2023, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$1,050,320,264
Less:
Redemptions	(1,032,028,964)
Accretion of carrying value to redemption value	(30,733,336)
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	35,446,182
Class A ordinary shares subject to possible redemption, December 31, 2023	23,004,146
Less:
Redemptions	(7,662,572)
Plus:
Accretion of carrying value to redemption value	671,142
Class A ordinary shares subject to possible redemption, September 30, 2024	$16,012,716

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three and nine months ended September 30, 2024 and 2023, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
		Class A and				Class A and
	Class A	Class B Non-	Class A	Class B	Class A	Class B Non-	Class A	Class B
	Redeemable	Redeemable	Redeemable	Non-Redeemable	Redeemable	Redeemable	Redeemable	Non-Redeemable
Numerator:
Allocation of net income	$150,863	$2,777,763	$90,090	$1,108,124	$6,014	$104,481	$2,147,933	$3,668,270
Denominator:
Basic and diluted weighted average shares outstanding	1,405,293	25,875,000	2,103,614	25,875,000	1,489,397	25,875,000	15,150,943	25,875,000
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.04	$0.04	$0.00	$0.00	$0.14	$0.14

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

SEPTEMBER 30, 2024

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

approximately 25,500,000 of the outstanding Class A ordinary shares. As of February 6, 2024, there were 26,905,293 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, the initial shareholders owned, on an as-converted basis, approximately 95.2% of the outstanding ordinary shares.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and nine months ended September 30, 2024, the Company incurred $30,000 and $90,000 in fees for these services, respectively. As of September 30, 2024 and December 31, 2023, there are amounts of $190,000 and $100,000 included in accrued expenses for these services, respectively.

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

As of September 30, 2024 and December 31, 2023, there was $500,000 outstanding under the Working Capital Loan.

Promissory Notes - Related Party

On August 8, 2023, the Company entered into a Note with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under this Note as of September 30, 2024.

On March 13, 2024, the Company issued the 2024 Note to the Sponsor. The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC. The

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Company borrowed an additional $140,000 on July 22, 2024. As of September 30, 2024, there was $500,000 outstanding under this Note and no further borrowings are available under the 2024 Note as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, there are no deferred underwriting fees payable.

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursuing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of September 30, 2024 and December 31, 2023, the Company has $747,900 and $747,900 in accrued expenses related to its portion of the shared costs, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 1,405,293 and 2,103,614 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity, respectively.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 25,500,000 and 0 Class A ordinary shares issued, outstanding and not subject to redemption, respectively. At September 30, 2024 and December 31, 2023 there were 1,405,293 and 2,103,614 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On February 6, 2024, the Sponsor voluntarily converted 25,500,000 Class B ordinary shares of the Company it held as of such date into 25,500,000 Class A ordinary shares of the Company. As of September 30, 2024 and December 31, 2023, there were effectively 375,000 and 25,875,000 Class B ordinary shares issued and outstanding, respectively.

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

NOTE 9. WARRANT LIABILITIES

Warrants — As of September 30, 2024 and December 31, 2023, there were 11,350,000 Private Placement Warrants and 25,875,000 Public Warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024 and December 31, 2023, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On September 30, 2024, assets held in the Trust Account consisted of $16,012,716 in cash. For the three and nine months ended September 30, 2024, the Company withdrew $7,662,572 from the Trust Account in connection with the redemption.

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

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of September 30, 2024 and December 31, 2023, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date. As of September 30, 2024 and December 31, 2023 the Public Warrants were actively traded, as such were listed as Level 1 in the hierarchy table below.

The Private Placement Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of September 30, 2024 and December 31, 2023, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the condensed statements of operations.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024
Liabilities:
Warrant Liability – Public Warrants	1	$517,500
Warrant Liability – Private Placement Warrants	2	227,000

Description	Level	December 31, 2023
Liabilities:
Warrant Liability – Public Warrants	1	$1,035,000
Warrant Liability – Private Placement Warrants	2	454,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2023, the Public Warrants transferred from Level 1 to Level 2 and back to Level 1. At December 31, 2023 the Public Warrants were measured at $1,035,000. During the three months ended March 31, 2024, the Public Warrants transferred from Level 1 to Level 2. During the three months ended June 30, 2024, the Public Warrants transferred back to a Level 1 and remained as Level 1 as of September 30, 2024. At September 30, 2024 the Public Warrants were measured at $517,500.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the events stated below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 31, 2024, the Company issued a promissory note to Starwood Capital Group Management, L.L.C., a Connecticut limited liability company, in the principal amount of $400,000 (the “October 2024 Promissory Note”). The October 2024 Promissory Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On October 2, 2024 and October 23, 2024, the board approved an aggregate of $50,000 pursuant to the 2024 Note and the October 2024 Promissory Note, which are Extension Funds the Company subsequently deposited into the Company’s trust account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from October 4, 2024 to November 4, 2024 (the “Eighth 2024 Extension”) and from November 4, 2024 to December 4, 2024 (the “Ninth 2024 Extension), respectively. The Eighth 2024 Extension and the Ninth 2024 Extension are the eighth and ninth of eleven one-month extensions permitted under the Memorandum and Articles of Association and provide the Company with additional time to complete its initial business combination.

In the event that the Company does not consummate a Business Combination, the 2024 Note and October 2024 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

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

On February 5, 2024, the Company received a written notice from the New York Stock Exchange — American LLC (“NYSE American”) indicating that the staff of NYSE American (the “Staff”) has determined to commence proceedings to delist the Company’s (i) units, each consisting of one Class A Ordinary Share, and one-fourth of one redeemable warrant (“Units”), (ii) Class A Ordinary Shares and (iii) redeemable warrants included as part of the Units (each, a “Warrant”), each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 (collectively, the “Securities”) of the Company. NYSE American reached its decision to delist the Company’s Securities pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination (i) within 36 months of the effectiveness of its initial public offering registration statement or (ii) such shorter period that the Company specified in its registration statement. The Company has a right to a review of the Staff determination to delist the Securities by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of NYSE American (the “Panel”). The Company timely requested the hearing before the Panel to request sufficient time to complete a business combination.

On October 23, 2024, the Panel convened to consider written submissions made by the Company and the Staff. On November 1, 2024, the Panel issued written notice of its decision stating that the Panel upholds the Staff’s determination to initiate delisting proceedings. While the Company could have requested that the full Committee for Review of NYSE American (the “Committee for Review”) reconsider the decision of the Panel, the Company did not have the full Committee for Review reconsider the decision of the Panel. NYSE American announced on November 1, 2024 that the Staff has determined to suspend trading of the Securities. NYSE American completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on Form 25 with the U.S. Securities and Exchange Commission (the “SEC”) on November 1, 2024.

The Company currently has its Securities quoted on the OTC Pink Open Market. The Company remains subject to the periodic reporting requirements of the Exchange Act.

On March 4, 2024, April 2, 2024, May 1, 2024, May 24, 2024, June 24, 2024, July 25, 2024, August 29, 2024, October 2, 2024 and October 23, 2024, the board approved draws of an aggregate of $225,000 (the “Extension Funds”) pursuant to the 2024 Note and the October 2024 Promissory Note (as defined below), which are Extension Funds the Company subsequently deposited into the Company’s trust account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from March 4, 2024 to April 4, 2024, from April 4, 2024 to May 4, 2024, from May 4, 2024 to June 4, 2024, from June 4, 2024 to July 4, 2024, from July 4, 2024 to August 4, 2024, from August 4, 2024 to September 4, 2024, from September 4, 2024 to October 4, 2024, from October 4, 2024 to November 4, 2024, and November 4, 2024 to December 4, 2024, respectively (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) and provide the Company with additional time to complete its initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $2,928,626, which consisted of interest earned on cash held in Trust Account of $149,324 and change in fair value of warrant liabilities of $2,978,000, partially offset by general and administrative expenses of $198,698.

For the nine months ended September 30, 2024, we had a net income of $1,215,643, which consisted of interest earned on cash held in Trust Account of $471,143 and change in fair value of warrant liabilities of $744,500, partially offset by general and administrative expenses of $1,105,148.

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

For the nine months ended September 30, 2024, cash used in operating activities was $443,431. Net income of $110,495 was affected by change in fair value of warrant liabilities of $744,500 and interest earned on cash held in Trust Account of $471,143. Changes in operating assets and liabilities provided $661,717 of cash for operating activities.

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

As of September 30, 2024, we had cash held in the Trust Account of $16,012,716. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the nine months ended September 30, 2024, the Company withdrew $7,662,572 from Trust Account in connection with the redemption.

As of September 30, 2024, we had cash of $34,688. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, there were $500,000 and $500,000 outstanding under the Working Capital Loans.

On August 8, 2023, the Company issued a promissory note (the “Note”) to the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of September 30, 2024. As of September 30, 2024 and December 31, 2023, there were amounts of $500,000 and $500,000 outstanding under the Note, respectively.

On March 13, 2024, the Company issued another promissory note to the Sponsor (the “2024 Note”, and together with the Note, the “Notes”). The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC. The Company borrowed an additional $140,000 on July 22, 2024. As of September 30, 2024 and December 31, 2023, there were amounts of $500,000 and $0 outstanding under the 2024 Note, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” the Company has until December 4, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2024. Management intends to complete a Business Combination prior to the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

As of the date of this report, there have been no material changes to the risk factors disclosed in the Form 10-K, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

NYSE American delisted the Company’s securities from its exchange which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

On February 5, 2024, the Company received a written notice from NYSE American indicating that the staff of NYSE American has determined to commence proceedings to delist the Company’s Securities. NYSE American reached its decision to delist the Company’s Securities pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination (i) within 36 months of the effectiveness of its initial public offering registration statement or (ii) such shorter period that the Company specified in its registration statement. The Company has a right to a review of NYSE American’s staff’s determination to delist the Securities by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of NYSE American (the “Panel”). The Company timely requested the hearing before the Panel to request sufficient time to complete a business combination.

On October 23, 2024, the Panel convened to consider written submissions made by the Company and the Staff. On November 1, 2024, the Panel issued written notice of its decision stating that the Panel upholds the Staff’s determination to initiate delisting proceedings. While the Company could have requested that the full Committee for Review of NYSE American (the “Committee for Review”) reconsider the decision of the Panel, the Company did not have the full Committee for Review reconsider the decision of the Panel. NYSE American announced on November 1, 2024 that the Staff has determined to suspend trading of the Securities. NYSE American completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act, on Form 25 with the SEC on November 1, 2024.

The Company currently has its Securities quoted on the OTC Pink Open Market. The Company remains subject to the periodic reporting requirements of the Exchange Act. Since our securities trade on the OTC Pink Open Market, we could face significant material adverse consequences, including:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with NYSE American;
●	a requirement to trade on the OTC Pink Open Market for a year before reapplying for listing on a national securities exchange;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	we may become subject to shareholder litigation;
●	we may lose the interest of institutional investors in our securities;
●	we may lose media and analyst coverage; and

●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

Additionally, if our securities are delisted from trading on the OTC Pink Open Market our investors’ ability to make transactions in our securities could be limited and subject us to additional trading restrictions.

Because our securities were delisted from NYSE American and are no longer listed on a national securities exchange, we may face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our securities are “penny stocks” which will require brokers trading in our Public Shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Securities were delisted from NYSE American and trade on the OTC Pink Open Market, our Class A Ordinary Shares, Warrants and Units do not qualify as covered securities under the Securities Act and we are subject to regulation in each state in which we offer our securities. Public shareholders who do not elect to redeem their Public Shares in connection with the Shareholder Meeting, or the shareholder meeting to approve the Business Combination, may be unable to recover their investment except through sales of our shares on the open market or upon our liquidation or redemption of shares. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that the Company or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our activities subject us to the Investment Company Act. Initially, the funds in the Trust Account had, since our initial public offering been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and instructed the trustee with respect to the Trust Account, to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Therefore, by restricting the investments of the proceeds from the Initial Public Offering that are held in our Trust Account, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with the implementation by the directors of, following a shareholder vote, an amendment to our Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we have not consummated our initial business combination by the Termination Date or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by the Termination Date, our return of the funds held in the Trust Account to holders of our Public Shares as part of our redemption of the Public Shares.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate and dissolve in accordance with our Memorandum and Articles of Association.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1

Promissory note, dated as of October 31, 2024, by and between Jaws Mustang Acquisition Corporation and Starwood Capital Group Management, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2024).

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

JAWS MUSTANG ACQUISITION CORPORATION

Date: November 14, 2024	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)