Form 10-K
period 2024-12-31
Jaws Mustang Acquisition Corp
filed 2025-03-26
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the New York Stock Exchange American, was approximately $15,598,752.

As of March 25, 2025, 25,589,480 Class A ordinary shares and 375,000 Class B ordinary shares were issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the impact of any epidemics, pandemics disease outbreaks or quarantines on our ability to consummate an initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	global economic conditions and geopolitical events including Russia’s invasion of Ukraine or the Israel-Hamas War;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
●	We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	As the number of special purpose acquisition companies (“SPACs”) evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	The New York Stock Exchange – American LLC (“NYSE American”) delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our warrants are accounted for as derivative liabilities, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search for a business combination, to pay our taxes, and to complete our initial business combination.
●	Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”
●	The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we may determine to undertake in connection with such rules may increase our costs and the time needed to complete a Business Combination (as defined below).
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

As of December 31, 2024, we had not commenced any operations. All activity for the period from April 1, 2021 (inception) to December 31, 2024 relates to identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our initial public offering.

On February 5, 2024, the Company received a written notice from NYSE American indicating that the staff of NYSE American (the “Staff”) has determined to commence proceedings to delist the Company’s (i) units, each consisting of one Class A Ordinary Share, and one-fourth of one redeemable warrant (“Units”), (ii) Class A Ordinary Shares and (iii) redeemable warrants included as part of the Units (each, a “Warrant”), each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 (collectively, the “Securities”) of the Company. NYSE American reached its decision to delist the Company’s Securities pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination (i) within 36 months of the effectiveness of its initial public offering registration statement or (ii) such shorter period that the Company specified in its registration statement. The Company has a right to a review of the Staff determination to delist the Securities by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of NYSE American (the “Panel”). The Company timely requested the hearing before the Panel to request sufficient time to complete a business combination.

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

On March 8, 2024, we and investment entities affiliated with Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht (collectively, the “Starwood Capital Entities”) that own interests in a portfolio of hotels (the “Initial Portfolio”) comprised of the 1 Hotels properties in Manhattan and Brooklyn, including the 1 Hotel Central Park in Manhattan (“1 CP”), and the De Vere Portfolio in the United Kingdom, issued a joint press release announcing a non-binding letter of intent (“LOI”) for a potential business combination (the “Business Combination”).

On November 1, 2024, we announced that we suspended pursuit of such previously announced Business Combination. The Starwood Capital Entities received an offer from Host Hotels & Resorts, Inc. (NYSE: HST) to purchase the 1 CP on terms which the Starwood Capital Group Entities concluded were in the best interest of their investors to accept. HST’s acquisition of the 1 CP was consummated on July 31, 2024. To date, Jaws has not identified one or more additional hotel interests that would constitute a suitable replacement for the 1 CP in the Initial Portfolio.

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

Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several marquee public market transactions to enhance the scale of his core platform-including the creation and expansion of Starwood Property Trust (NYSE: STWD), the consolidation of Starwood Hotels & Resorts Worldwide (formerly NYSE: HOT), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor.

Mr. Sternlicht currently serves as the Chairman and Chief Executive Officer of STWD, a leading, diversified real estate finance company with approximately $6 billion in market capitalization as of December 31, 2024; and one of the first mortgage REITs launched postcrisis. Since inception in 2009, Mr. Sternlicht guided STWD through a steady evolution with over 100 billion in deployed capital, evolving from a pure-play commercial lender to a diversified commercial REIT with residential lending, commercial mortgage servicing, property ownership and infrastructure lending.

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

Initial Business Combination

Our amended and restated memorandum and articles of association require that our business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board is not able to independently determine the fair market value of the target business or businesses or we are considering a business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.

While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, our board may be unable to do so if our board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by December 4, 2026 (assuming all extensions are exercised) because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $11.10 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Financial Position

With funds available for a business combination in the amount of $1,035,352.69 as of December 31, 2024, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. The underwriters have agreed to waive their rights to their deferred underwriting commission. On February 1, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of Jaws properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held an extraordinary general meeting of shareholders (the “Second Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions, the balance in our trust account was approximately $15,445,061. On November 26, 2024, we held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 1,315,813 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $15,111,008. After the satisfaction of such redemptions, the balance in our trust account was approximately $1,027,603. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the OTC Pink Open Market, we will be required to comply with the OTC Pink Open Market rules.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we had cash of $ 319,207 held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our non-reimbursed offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the non-reimbursed offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our initial shareholders owned, on an as-converted basis, approximately 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, our initial shareholders owned, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares and the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions, the balance in our trust account was approximately $15,445,061. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of our outstanding Class A ordinary shares. On November 26, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 1,315,813 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $15,111,008. After the satisfaction of such redemptions, the balance in our trust account was approximately $1,027,603. As of December 31, 2024, there were 25,589,480 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, our initial shareholders owned, on an as converted basis, approximately 99.9% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time-to-time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon and who vote at a shareholder meeting, are voted in favor of the business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

As of December 31, 2024, we had $319,207 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until the Termination Date however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Report for the year ending December 31, 2024. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s public shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, as of March 25, 2025, on an as-converted basis, approximately 99.9% of our Class A ordinary shares upon the closing of our initial public offering will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with up to $998,775,000 that we may use to complete our initial business combination (after taking into account the $36,225,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering). The underwriters have agreed to waive their rights to their deferred underwriting commission. On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions and receipt of the initial deposit of $25,000 to the trust account, the balance in the trust account was approximately $15,445,069. On November 26, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 1,315,813 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $15,111,008. After the satisfaction of such redemptions, the balance in our trust account was approximately $1,027,603.

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

Risks Relating to our Securities

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, uncles we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company.

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

We do not believe that our activities subject us to the Investment Company Act. Initially, the funds in the trust account had, since our initial public offering been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the trust account and instructed the trustee with respect to the trust account, to maintain the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Therefore, by restricting the investments of the proceeds from the IPO that are held in our trust account, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by the Termination Date or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by the Termination Date, our return of the funds held in the trust account to holders of our public shares as part of our redemption of the public shares.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate and dissolve in accordance with our amended and restated memorandum and articles of association.

NYSE American delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On February 5, 2024, the Company received a written notice from NYSE American indicating that the staff of NYSE American has determined to commence proceedings to delist the Company’s Securities. NYSE American reached its decision to delist the Company’s Securities pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination (i) within 36 months of the effectiveness of its initial public offering registration statement or (ii) such shorter period that the Company specified in its registration statement. The Company has a right to a review of NYSE American’s staff’s determination to delist the Securities by the Panel. The Company timely requested the hearing before the Panel to request sufficient time to complete a business combination.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 600,000,000 Class A ordinary shares, par value $0.0001 per share, 60,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Report, there are 574,410,520 and 59,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. As of December 31, 2024, there were 25,589,480 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding, respectively. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. Immediately after our initial public offering, there were no preference shares issued and outstanding.

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

As of December 31, 2024, we had $319,207 in cash held outside our trust account. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Following the First Extension Meeting, our initial shareholders owned, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares. On February 2, 2024, we held the Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. On November 26, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 1,315,813 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $15,111,008. After the satisfaction of such redemptions, the balance in our trust account was approximately $1,027,603. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 99.9% of our outstanding ordinary shares. Consequently, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. If the initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this will increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

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

U.S. and global markets have experienced, and may continue to experience, volatility and disruption following the escalation of geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas. In response to the invasion of Ukraine by Russia, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced and may continue to announce various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and Israel during the ongoing military conflicts, increasing geopolitical tensions. The ongoing military conflict in Ukraine, the Israel-Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflicts in Ukraine and Israel is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these and any other military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing military conflict in Ukraine, and subsequent sanctions, the Israel-Hamas war, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the ongoing military conflict in Ukraine, the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

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

Item 1C.  Cybersecurity

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

Our units, ordinary shares, and warrants are each traded on the OTC Pink Open Market under the symbols “JWSMUF,” “JWSMF,” and “JWSWF,” respectively. Our units, Class A ordinary shares, par value $0.0001 and warrants began trading on the OTC Pink Open Market around November 4, 2024.

(b)Holders

As of December 31, 2024, there was one holder of record of our units, four holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants.

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

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, our initial shareholders owned, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares and the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions and receipt of the initial deposit of $25,000 to the trust account, the balance in our trust account was approximately $15,445,061. On November 26, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 1,315,813 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $15,111,008. After the satisfaction of such redemptions, the balance in our trust account was approximately $1,027,603.

Item 6.Selected Financial Data

[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On February 5, 2024, the Company received a written notice from NYSE American indicating that the Staff has determined to commence proceedings to delist the Company’s Securities. NYSE American reached its decision to delist the Company’s Securities pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination (i) within 36 months of the effectiveness of its initial public offering registration statement or (ii) such shorter period that the Company specified in its registration statement. The Company has a right to a review of the Staff determination to delist the Securities by the Panel. The Company timely requested the hearing before the Panel to request sufficient time to complete a business combination.

On October 23, 2024, the Panel convened to consider written submissions made by the Company and the Staff. On November 1, 2024, the Panel issued written notice of its decision stating that the Panel upholds the Staff’s determination to initiate delisting proceedings. While the Company could have requested that the Committee for Review reconsider the decision of the Panel, the Company did not have the full Committee for Review reconsider the decision of the Panel. NYSE American announced on November 1, 2024 that the Staff has determined to suspend trading of the Securities. NYSE American completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act, on Form 25 with the SEC on November 1, 2024.

The Company currently has its Securities quoted on the OTC Pink Open Market. The Company remains subject to the periodic reporting requirements of the Exchange Act.

On March 4, 2024, April 2, 2024, May 1, 2024, May 24, 2024, June 24, 2024, July 25, 2024, August 29, 2024, October 2, 2024 and October 23, 2024, the board approved draws of an aggregate of $225,000 (the “Extension Funds”) pursuant to the March 2024 Note (as defined below) and the October 2024 Promissory Note (as defined below), which are Extension Funds the Company subsequently deposited into the Company’s trust account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from March 4, 2024 to April 4, 2024, from April 4, 2024 to May 4, 2024, from May 4, 2024 to June 4, 2024, from June 4, 2024 to July 4, 2024, from July 4, 2024 to August 4, 2024, from August 4, 2024 to September 4, 2024, from September 4, 2024 to October 4, 2024, from October 4, 2024 to November 4, 2024, and November 4, 2024 to December 4, 2024, respectively (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial business combination.

On November 26, 2024, the Company held an extraordinary general meeting of shareholders (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date termination date by which the Company has to consummate a business combination from December 4, 2024 to January 4, 2025 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to twenty-three times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 4, 2026, or a total of up to twenty-three months after the Charter Extension Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the vote to approve the Extension Amendment Proposal, the holders of 1,315,813 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $15,111,008.

On January 4, 2025, the Termination Date was extended to February 4, 2025.

On February 4, 2025, the Termination Date was extended to March 4, 2025.

On March 4, 2025, the Termination Date was extended to April 4, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $1,682,254, which consisted of interest earned on cash held in trust account of $554,770, change in fair value of warrant liabilities of $372,250 and forgiveness of previously recorded liabilities of $2,109,554, partially offset by general and administrative expenses of $1,354,320.

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

For the year ended December 31, 2024, cash used in operating activities was $1,993,896. Net income of $1,682,254 was affected by change in fair value of warrant liabilities of $372,250 and interest earned on cash held in trust account of $554,770. Changes in operating assets and liabilities provided $2,749,130 of cash for operating activities.

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

As of December 31, 2024, we had cash held in the trust account of $1,035,353. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the year ended December 31, 2024, the Company withdrew $22,773,579 from trust account in connection with the redemption.

As of December 31, 2024, we had cash of $319,207. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of December 31, 2024 and 2023, there were $500,000 and $500,000 outstanding under the working capital loans, respectively.

On August 8, 2023, the Company issued a promissory note (the “Note”) to our sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of December 31, 2024. As of December 31, 2024 and 2023, there were amounts of $500,000 and $500,000 outstanding under the Note, respectively.

On March 13, 2024, the Company issued a promissory note to our sponsor (the “March 2024 Note”). The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, our sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, LLC. The Company borrowed an additional $140,000 on July 22, 2024. As of December 31, 2024 and 2023, there were amounts of $500,000 and $0 outstanding under the March 2024 Note, respectively.

On October 31, 2024, the Company issued a promissory note to our sponsor (the “October 2024 Note”). The October 2024 Note provides up to $400,000 for withdrawal and does not incur interest. The Company borrowed $400,000 on October 31, 2024. The October 2024 Note is due upon the earlier of the closing of a business combination or a wind up. As of December 31, 2024, there was an amount of $400,000 outstanding under the October 2024 Note.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” the Company has until by December 4, 2026, assuming all extensions are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2026. Management intends to complete a Business Combination prior to the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company as required has adopted ASU 2023-07.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2024, our internal control over financial reporting were effective as detailed above.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by WithumSmith+Brown, PC, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K, which expressed an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Barry S. Sternlicht	64	Chairman
Andrew Klaber	43	Chief Executive Officer and Director
Matthew Walters	39	Chief Operating Officer
Michael Reidler	34	Chief Financial Officer
John Legere	66	Director
Elizabeth Cogan Fascitelli	66	Director

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

Mr. Sternlicht currently serves as the Chairman and Chief Executive Officer of STWD, a leading, diversified real estate finance company with over $6 billion in market capitalization as of December 31, 2024; and one of the first mortgage REITs launched post-crisis. Since inception in 2009, Mr. Sternlicht has guided STWD through a steady evolution with $95 billion in deployed capital, evolving from a pure-play commercial lender to a diversified commercial REIT with residential lending, commercial mortgage servicing, property ownership, and infrastructure lending. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT; a period in which the share price appreciated at a compound annual growth rate of approximately 16%. Over his tenure as Chief Executive Officer, Mr. Sternlicht grew the total market capitalization of HOT to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American, and ITT Corp., and led the development of the W Hotel concept.

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

Director Independence

Our board of directors has determined that John Legere and Elizabeth Cogan Fascitelli are “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Rule 10A-3 of the Exchange Act requires that the audit committee, compensation committee and nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. John Legere and Elizabeth Cogan Fascitelli are members of our audit committee. Our board of directors has determined that each of Elizabeth Cogan Fascitelli and John Legere are independent under the applicable SEC rules. Under the applicable SEC rules, as a Smaller Reporting Company, as defined in Regulation S-K Item 10(f)(1), we are required to have at least two members of the audit committee, all of whom must be independent. Each member of the audit committee is financially sophisticated and our board of directors has determined that Elizabeth Cogan Fascitelli qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Elizabeth Cogan Fascitelli serves as the chairman of the audit committee.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by OTC Pink Open Market and the SEC.

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

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act and the rules promulgated thereunder. The Clawback Policy is also filed as an exhibit to this Report. We believe that it is in our best interests and the best interests of our shareholders to create and maintain a culture that emphasizes integrity and accountability. Our board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that we are required to prepare an accounting restatement of our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by our compensation committee. Any determinations made by our compensation committee are final and binding on all affected individuals. The Clawback Policy applies to our current and former executive officers (as determined by our compensation committee in accordance with Section 10D of the Exchange Act and the rules promulgated thereunder) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by our compensation committee.

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale and other dispositions of the Company’s Securities by directors, officers and employees of the Company that is designed to promote compliance with insider trading laws, rules and regulations. The Company’s Insider Trading Policy is filed as an exhibit to this Report.

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

Item 11.  Executive Compensation

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares of a class of ordinary shares;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

In the table below, the percentage ownership is based on 25,589,480 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 375,000 Class B ordinary shares issued and outstanding as of December 31, 2024. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Class B Ordinary Shares			Class A Ordinary Shares
	Number of			Number of			Approximate
	Shares		Approximate	Shares		Approximate	Percentage of
	Beneficially		Percentage of	Beneficially		Percentage of	Voting
Name of Beneficial Owners(1)	Owned		Class	Owned		Class	Control
Mustang Sponsor LLC (our sponsor)	300,000	(2)	80.0%	25,500,000	(2)	99.65%	99.37%
Barry S. Sternlicht	300,000	(2)(3)	80.0%	25,500,000	(2)	99.65%	99.37%
Andrew Klaber	—	(3)	—	—		—	—
Matthew Walters	—	(3)	—	—		—	—
Michael Reidler	—	(3)	—	—		—	—
John Legere	25,000	(3)	6.67%	—		—	*
David Helfand(4)	25,000	(3)	6.67%	100,000	(5)	*	*
Elizabeth Cogan Fascitelli	25,000	(3)	6.67%	—		—	*
All officers, directors and director nominees as a group (six individuals)	350,000		93.33%	25,500,000		99.65%	99.56%
*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2340 Collins Avenue, Miami Beach, Florida 33139.
(2)	Represents 300,000 shares of Class B ordinary shares and 25,500,000 shares of Class A ordinary shares directly held by our sponsor. As previously reported on Form 4, filed with the SEC on February 8, 2024, our sponsor exercised its option to automatically convert 25,500,000 shares of Class B ordinary shares, on a one-for-one basis, to Class A ordinary shares. Barry S. Sternlicht controls the reporting person, and as such has voting and investment discretion with respect to the securities held by the reporting person and may be deemed to have beneficial ownership of the securities held directly by the reporting person. Mr. Sternlicht disclaims beneficial ownership of any securities held by our sponsor except to the extent of his pecuniary interest therein.
(3)	Does not include any shares indirectly owned by this individual as a result of his director or indirect membership interest in our sponsor.
(4)	As previously reported on Form 8-K, filed with the SEC on November 14, 2023, Mr. Helfand resigned as a member of the Board on November 8, 2023. Following Mr. Helfand’s resignation from the Board, Jaws waived a restriction on the ability of former director David Helfand to redeem any Public Shares held by him, imposed by Section 3 and Section 4(b) of the Insider Letter.
(5)	As previously reported on Form 4, filed with the SEC on February 5, 2021, Mr. Helfand purchased 100,000 Units of Jaws.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions and receipt of the initial deposit of $25,000 to the trust account, the balance in the trust account was approximately $15,445,069. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. On November 26, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 1,315,813 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $15,111,008. After the satisfaction of such redemptions, the balance in our trust account was approximately $1,027,603. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of our outstanding ordinary shares. As of December 31, 2024, there were 25,589,480 Class A ordinary shares of the Company outstanding. Following such redemptions and conversions, our initial shareholders owned, on an as converted basis, approximately 99.9% of our outstanding ordinary shares.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Letter of Intent Regarding Potential Business Combination

On March 8, 2024, we and the Starwood Capital Entities that own interests in the Initial Portfolio comprised of the 1 Hotels properties in Manhattan and Brooklyn, including the 1 CP, and the De Vere Portfolio in the United Kingdom, issued a joint press release announcing a non-binding LOI for a potential Business Combination.

On November 1, 2024, we announced that we suspended pursuit of such previously announced Business Combination. The Starwood Capital Entities received an offer from HST to purchase the 1 CP on terms which the Starwood Capital Group Entities concluded were in the best interest of their investors to accept. HST’s acquisition of the 1 CP was consummated on July 31, 2024. To date, Jaws has not identified one or more additional hotel interests that would constitute a suitable replacement for the 1 CP in the Initial Portfolio.

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

Item 14.  Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $88,400 and $99,840, respectively, for the services Withum performed.

Audit-Related Fees. During the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
1.1	Underwriting Agreement by and among the Company, Credit Suisse Securities (USA) LLC, BofA Securities, Inc. and Goldman Sachs & Co. LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association. (3)
3.3	Amendment to Amended and Restated Memorandum and Articles of Association. (4)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Registrant’s Securities.*
10.1	Investment Management trust account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among the Company, our sponsor, and certain other equityholders named therein.(1)
10.3	Private Placement Warrants Purchase Agreement between the Company and our sponsor.(1)
10.4	Letter Agreement among the Company, our sponsor, and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and our sponsor.(1)
10.7	Securities Purchase Agreement between the Company and our sponsor.(2)
10.8	Promissory Note between the Company and our sponsor, dated as of January 19, 2023. (5)
10.9	Promissory Note between the Company and our sponsor, dated as of August 8, 2023. (7).
10.10	Promissory Note between the Company and our sponsor, dated as of March 13, 2024. (6)
10.11	Promissory Note between the Company and our sponsor, dated as of October 31, 2024. (8)
19.1	Policy Related to Insider Trading.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
97.1	Policy Related to Recovery of Erroneously Awarded Compensation.(9)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 5, 2021.
(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on January 15, 2021.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 6, 2023.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 8, 2024.
(5)	Incorporated by reference to our Annual Report on Form 10-K, filed with the SEC on March 1, 2023.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on March 14, 2024.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023.
(8)	Incorporated by reference to our Current Report on Form 8 - K, filed with the SEC on November 1, 2024.
(9)	Incorporated by reference to our Annual Report on Form 10 - K, filed with the SEC on April 16, 2024.

Item 16.  Form 10-K Summary

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

Name	Position	Date

/s/ Barry S. Sternlicht	Chairman	March 26, 2025
Barry S. Sternlicht
/s/ Andrew Klaber	Chief Executive Officer and Director	March 26, 2025
Andrew Klaber	(Principal Executive Officer)
/s/ Michael Reidler	Chief Financial Officer	March 26, 2025
Michael Reidler	(Principal Financial and Accounting Officer)
/s/ Matthew Walters	Chief Operating Officer	March 26, 2025
Matthew Walters
/s/ John Legere	Director	March 26, 2025
John Legere
/s/ Elizabeth Cogan Fascitelli	Director	March 26, 2025
Elizabeth Cogan Fascitelli

JAWS MUSTANG ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jaws Mustang Acquisition Corporation :

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jaws Mustang Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 4, 2026, assuming all extensions are exercised, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 26, 2025

PCAOB ID Number 100

JAWS MUSTANG ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$319,207	$178,119
Prepaid expenses	18,910	11,826
Total Current Assets	338,117	189,945

Cash held in trust account	1,035,353	23,004,146
TOTAL ASSETS	$1,373,470	$23,194,091

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,391,149	$4,133,195
Advance from related parties	1,485,000	—
Total Current Liabilities	2,876,149	4,133,195

Promissory notes - related party	1,400,000	500,000
Working capital loan - related party	500,000	500,000
Warrant liabilities	1,116,750	1,489,000
Total Liabilities	5,892,899	6,622,195

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 89,480 and 2,103,614 shares at approximately $11.57 and $10.94 per share redemption value as of December 31, 2024 and 2023, respectively	1,035,353	23,004,146

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A non-redeemable ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 25,500,000 and 0 issued and outstanding as of December 31, 2024 and 2023, respectively	2,550	—
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 375,000 and 25,875,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	38	2,588
Additional paid-in capital	—	—
Accumulated deficit	(5,557,370)	(6,434,838)
Total Shareholders’ Deficit	(5,554,782)	(6,432,250)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$1,373,470	$23,194,091

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023
General and administrative expenses	$1,354,320	$1,286,751
Forgiveness of previously recorded liabilities	(2,109,554)	—
Loss from operations	755,234	(1,286,751)

Other income:
Interest earned on cash held in trust account	554,770	4,712,846
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	—	778,818
Change in fair value of warrant liabilities	372,250	1,116,750
Total other income, net	927,020	6,608,414

Net income	$1,682,254	$5,321,663

Weighted average shares outstanding of Class A ordinary shares redeemable shares	1,353,213	11,853,267
Basic and diluted net income per share, Class A ordinary shares redeemable shares	$0.06	$0.14
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,875,000
Basic and diluted net income per share, Class B ordinary shares non-redeemable shares	$0.06	$0.14

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2024 and 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	$—	25,875,000	$2,588	$—	$(42,489,837)	$(42,487,249)

Decrease in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	30,733,336	30,733,336

Net income	—	—	—	—	—	5,321,663	5,321,663

Balance — December 31, 2023	—	$—	25,875,000	$2,588	$—	$(6,434,838)	$(6,432,250)

Transfer of Class B ordinary shares to Class A ordinary shares	25,500,000	2,550	(25,500,000)	(2,550)	—	—	—

Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(804,786)	(804,786)

Net income	—	—	—	—	—	1,682,254	1,682,254

Balance — December 31, 2024	25,500,000	$2,550	375,000	$38	$—	$(5,557,370)	$(5,554,782)

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,682,254	$5,321,663
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(372,250)	(1,116,750)
Interest earned on cash held in trust account	(554,770)	(4,712,846)
Gain from extinguishment of deferred underwriting commissions allocated to warrants liabilities	—	(778,818)
Changes in operating assets and liabilities:
Prepaid expenses	(7,084)	18,976
Accrued expenses	(2,742,046)	329,086
Net cash used in operating activities	(1,993,896)	(938,689)

Cash Flows from Investing Activities:
Deposit of cash into trust account	(250,016)	—
Cash withdrawn from trust account in connection with redemption	22,773,579	1,032,028,964
Net cash provided by investing activities	22,523,563	1,032,028,964

Cash Flows from Financing Activities:
Advances from related party	1,485,000	—
Proceeds from convertible promissory note	—	500,000
Proceeds from promissory note - related party	900,000	500,000
Redemption of ordinary shares	(22,773,579)	(1,032,028,964)
Net cash used in financing activities	(20,388,579)	(1,031,028,964)

Net Change in Cash	141,088	61,311
Cash – Beginning of the year	178,119	116,808
Cash – End of the year	$319,207	$178,119

Non-cash investing and financing activities:
Forgiveness of deferred underwriting fee payable allocated to ordinary shares	$—	$(35,446,182)

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024, the Company had not commenced any operations. All activity through December 31, 2024 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination (the “Termination Date”) was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964. On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Extension Period”) and without shareholder vote allows the Company to extend the Extension Period up to eleven times by an additional month each time accompanied by a deposit into the Trust Account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572. On February 6, 2024, the Sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Letter Agreement, dated February 1, 2021, among the Company, the Sponsor, and the Company’s officers and directors (the “Insider Letter”). Accordingly, the initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of the outstanding Class A ordinary shares. As of February 6, 2024 and December 31, 2024, there were 26,905,293 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, the initial shareholders owned, on an as-converted basis, approximately 95.2% of the outstanding ordinary shares.

The board approved 9 draws of $25,000 for an aggregate of $225,000 (the “Extension Funds”) pursuant to the 2024 Note and the October 2024 Promissory Note (as defined below), which are Extension Funds the Company subsequently deposited into the Company’s trust account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from March 4, 2024 to December 4, 2024, (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under the Memorandum and Articles of Association and provide the Company with additional time to complete its initial business combination.

On November 26, 2024, the Company held an extraordinary general meeting of shareholders (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date termination date by which the Company has to consummate a business combination from December 4, 2024 to January 4, 2025 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to twenty-three times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 4, 2026, or a total of up to twenty-three months after the Charter Extension Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the vote to approve the Extension Amendment Proposal, the holders of 1,315,813 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $15,111,008.

If the Company has not completed a Business Combination by December 4, 2026, assuming all extensions are exercised (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Liquidity and Going Concern

As of December 31, 2024, the Company had operating cash of $319,207 and a working capital deficit of $2,538,032. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan - related party”) in the principal amount of up to $500,000 to the Sponsor. As of December 31, 2024, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company issued a promissory note (the “Note”) to the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under this Note as of December 31, 2024. As of December 31, 2024 and 2023, there were amounts of $500,000 and $500,000 outstanding under the Note, respectively.

On March 13, 2024, the Company issued another promissory note to the Sponsor (the “2024 Note”, and together with the Note, the “Notes”). The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC. The Company borrowed an additional $140,000 on July 22, 2024. As of December 31, 2024 and 2023, there were amounts of $500,000 and $0 outstanding under the 2024 Note, respectively.

On October 31, 2024, the Company issued a promissory note to Starwood Capital Group Management, L.L.C, in the principal amount of $400,000 (the “October 2024 Promissory Note”). The October 2024 Promissory Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2024 and 2023, there were amounts of $400,000 and $0 outstanding under the October 2024 Promissory Note, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” the Company has until by December 4, 2026, assuming all extensions are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2026. Management intends to complete a Business Combination prior to the mandatory liquidation date.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash Held in Trust Account

As of December 31, 2024 and 2023, all of the assets held in the Trust Account were cash.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

In connection with the February 2, 2024 extension vote, 698,321 Class A ordinary shares were redeemed at a redemption price of approximately $10.97 per share, for an aggregate redemption amount of $7,662,572.

In connection with November 26, 2024 extension vote, 1,315,813 Class A ordinary shares were redeemed at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $15,111,008.

As of December 31, 2024 and 2023, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$1,050,320,264
Less:
Redemptions	(1,032,028,964)
Decrease in redemption value of Class A ordinary shares subject to possible redemption	(30,733,336)
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	35,446,182
Class A ordinary shares subject to possible redemption, December 31, 2023	23,004,146
Less:
Redemptions	(22,773,579)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	804,786
Class A ordinary shares subject to possible redemption, December 31, 2024	$1,035,353

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the years ended December 31, 2024 and 2023, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Year Ended December 31,
	2024		2023
	Class A	Class A and Class B	Class A	Class B
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Numerator:
Allocation of net income, as adjusted	$83,606	$1,598,648	$1,671,932	$3,649,731
Denominator:
Basic and diluted weighted average shares outstanding	1,353,213	25,875,000	11,853,267	25,875,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.14	$0.14

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company as required has adopted ASU 2023-07.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the year ended December 31, 2024, the Company incurred $120,000 in fees for these services. For the year ended December 31, 2023, the Company incurred $120,000 in fees for these services. As of December 31, 2024 and 2023, there are amounts of $220,000 and $100,000 included in accrued expenses for these services, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024 and 2023, there was $500,000 outstanding under the Working Capital Loan.

Promissory Notes - Related Party

On August 8, 2023, the Company entered into a Note with the Sponsor. The Note provides up to $500,000 for withdrawal and does not incur interest. The Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under this Note as of December 31, 2024.

On March 13, 2024, the Company issued the 2024 Note to the Sponsor. The 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the 2024 Note, and all of its right, title, interest in and obligation under the 2024 Note, to Starwood Capital Group Management, LLC. The Company borrowed an additional $140,000 on July 22, 2024. As of December 31, 2024, there was $500,000 outstanding under this Note and no further borrowings are available under the 2024 Note as of December 31, 2024.

On October 31, 2024, the Company issued a promissory note to Starwood Capital Group Management, L.L.C., in the principal amount of $400,000 (the “October 2024 Promissory Note”). The October 2024 Promissory Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2024 and 2023, there were amounts of $400,000 and $0 outstanding under the October 2024 Promissory Note, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Advance from Related Party

On October 2, 2024, the Sponsor paid $1,485,000 for expenses related to the Company.

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheets by $21,735,000, and as a result, $467,291 is reflected on the Company’s statements of operations for the amounts allocated in connection with the Company’s warrants at the IPO and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the IPO and is included within the accretion of the Class A ordinary shares.

On August 14, 2023, the Company was notified by Credit Suisse Securities (USA) LLC, they were waiving their rights to their portion of the deferred underwriting fee. The Company reduced the deferred underwriting fee payable on the balance sheet by $14,490,000, and as a result, $311,527 is reflected on the Company’s statements of operations for the amounts allocated in connection with the Company’s warrants at the IPO, and $14,178,473 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the IPO and is included within the accretion of the Class A ordinary shares.

As of December 31, 2024 and 2023, there are no deferred underwriting fees payable.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursuing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of December 31, 2024 and 2023, the Company has $747,900 and $747,900 in accrued expenses related to its portion of the shared costs, respectively.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2024 and 2023, there were 89,480 and 2,103,614 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity, respectively.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2024 and 2023, there were 25,500,000 and 0 Class A ordinary shares issued, outstanding and not subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On February 6, 2024, the Sponsor voluntarily converted 25,500,000 Class B ordinary shares of the Company it held as of such date into 25,500,000 Class A ordinary shares of the Company. As of December 31, 2024 and 2023, there were effectively 375,000 and 25,875,000 Class B ordinary shares issued and outstanding, respectively.

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

NOTE 9. WARRANT LIABILITIES

Warrants— As of December 31, 2024 and 2023, there were 11,350,000 Private Placement Warrants and 25,875,000 Public Warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024 and 2023, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

On December 31, 2024, assets held in the Trust Account consisted of $1,035,353 in cash. For the year ended December 31, 2024, the Company withdrew $22,773,579 from the Trust Account in connection with the redemptions.

On December 31, 2023, assets held in the Trust Account consisted of $23,004,146 in cash. For the year ended December 31, 2023, the Company withdrew $1,032,028,964 from the Trust Account in connection with the redemptions.

Warrant Liabilities: The Company classifies its Public Warrants and Private Placement Warrants as liabilities in accordance with ASC Topic 815, “Derivatives and Hedging–Contracts in Entity’s Own Equity.”

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of December 31, 2024 and 2023, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date. As of December 31, 2024 and 2023 the Public Warrants were actively traded, as such were listed as Level 1 in the hierarchy table below.

The Private Placement Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of December 31, 2024 and 2023, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the statements of operations.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024
Liabilities:
Warrant Liability – Public Warrants	1	$776,250
Warrant Liability – Private Placement Warrants	2	340,500

Description	Level	December 31, 2023
Liabilities:
Warrant Liability – Public Warrants	1	$1,035,000
Warrant Liability – Private Placement Warrants	2	454,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2023, the Public Warrants transferred from Level 1 to Level 2 and back to Level 1. At December 31, 2023 the Public Warrants were measured at $1,035,000. During the three months ended March 31, 2024, the Public Warrants transferred from Level 1 to Level 2. During the three months ended June 30, 2024, the Public Warrants transferred back to a Level 1 and remained as Level 1 as of December 31, 2024. At December 31, 2024 the Public Warrants were measured at $776,250.

NOTE 11. SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the CODM, or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Trust Account	$1,035,353	$23,004,146
Cash	$319,207	$178,119

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
General and administrative expenses	$1,354,320	$1,286,751
Interest earned on the Trust Account	$554,770	$4,712,846

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.