Form 10-Q
period 2025-09-30
Jaws Mustang Acquisition Corp
filed 2025-11-13
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, 25,589,480 Class A ordinary shares, $0.0001 par value and 375,000 Class B ordinary shares, $0.0001 par value were issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2025
	(Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash	$114,029	$319,207
Prepaid expenses	32,826	18,910
Total Current Assets	146,855	338,117

Cash held in Trust Account	1,056,106	1,035,353
TOTAL ASSETS	$1,202,961	$1,373,470

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,126,379	$1,391,149
Advance from related parties	1,485,000	1,485,000
Total Current Liabilities	2,611,379	2,876,149

Promissory notes - related party	1,822,000	1,400,000
Working capital loan - related party	500,000	500,000
Warrant liabilities	1,116,750	1,116,750
Total Liabilities	6,050,129	5,892,899

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 89,480 shares at approximately $11.80 and $11.57 per share redemption value as of September 30, 2025 and December 31, 2024, respectively	1,056,106	1,035,353

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A non-redeemable ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 25,500,000 and 25,500,000 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,550	2,550
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 375,000 and 375,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	38	38
Additional paid-in capital	—	—
Accumulated deficit	(5,905,862)	(5,557,370)
Total Shareholders’ Deficit	(5,903,274)	(5,554,782)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$1,202,961	$1,373,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative expenses	$66,945	$198,698	$348,492	$1,105,148
Loss from operations	(66,945)	(198,698)	(348,492)	(1,105,148)

Other income:
Interest earned on cash held in trust account	6,984	149,324	20,753	471,143
Change in fair value of warrant liabilities	—	2,978,000	—	744,500
Other income	6,984	3,127,324	20,753	1,215,643

Net (loss) income	$(59,961)	$2,928,626	$(327,739)	$110,495

Weighted average shares outstanding of Class A ordinary shares redeemable shares	89,480	1,405,293	89,480	1,489,397
Basic and diluted net (loss) income per share, Class A ordinary shares redeemable shares	$—	$0.11	$(0.01)	$0.00
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	25,875,000	25,875,000	25,875,000	25,875,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B ordinary shares	$—	$0.11	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	25,500,000	$2,550	375,000	$38	$—	$(5,557,370)	$(5,554,782)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,824)	(6,824)

Net loss	—	—	—	—	—	(507,977)	(507,977)

Balance — March 31, 2025 (unaudited)	25,500,000	2,550	375,000	38	—	(6,072,171)	(6,069,583)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,945)	(6,945)

Net income	—	—	—	—	—	240,199	240,199

Balance — June 30, 2025 (unaudited)	25,500,000	2,550	375,000	38	—	(5,838,917)	(5,836,329)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,984)	(6,984)

Net loss	—	—	—	—	—	(59,961)	(59,961)

Balance — September 30, 2025 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(5,905,862)	$(5,903,274)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	25,875,000	$2,588	$—	$(6,434,838)	$(6,432,250)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(224,477)	(224,477)

Transfer of Class B ordinary shares to Class A ordinary shares	25,500,000	2,550	(25,500,000)	(2,550)	—	—	—

Net loss	—	—	—	—	—	(7,159,904)	(7,159,904)

Balance — March 31, 2024 (unaudited)	25,500,000	2,550	375,000	38	—	(13,819,219)	(13,816,631)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(222,342)	(222,342)

Net income	—	—	—	—	—	4,341,773	4,341,773

Balance — June 30, 2024 (unaudited)	25,500,000	2,550	375,000	38	—	(9,699,788)	(9,697,200)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(224,323)	(224,323)

Net income	—	—	—	—	—	2,928,626	2,928,626

Balance — September 30, 2024 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(6,995,485)	$(6,992,897)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(327,739)	$110,495
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	—	(744,500)
Interest earned on cash held in trust account	(20,753)	(471,143)
Changes in operating assets and liabilities:
Prepaid expenses	(13,916)	(23,100)
Accrued expenses	(264,770)	684,817
Net cash used in operating activities	(627,178)	(443,431)

Cash Flows from Investing Activities:
Deposit of cash into Trust Account	—	(200,000)
Cash withdrawn from Trust Account in connection with redemption	—	7,662,572
Net cash provided by investing activities	—	7,462,572

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	422,000	500,000
Redemption of ordinary shares	—	(7,662,572)
Net cash provided by (used in) financing activities	422,000	(7,162,572)

Net Change in Cash	(205,178)	(143,431)
Cash - Beginning of the period	319,207	178,119
Cash - End of the period	$114,029	$34,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity through September 30, 2025 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

SEPTEMBER 30, 2025

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by December 4, 2026, assuming all extensions are exercised, or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination (the “Termination Date”) was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964. On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Extension Period”) and without shareholder vote allows the Company to extend the Extension Period up to eleven times by an additional month each time accompanied by a deposit into the Trust Account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572. On February 6, 2024, the Sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Letter Agreement, dated February 1, 2021, among the Company, the Sponsor, and the Company’s officers and directors (the “Insider Letter”). Accordingly, the initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of the outstanding Class A ordinary shares. As of September 30, 2025 and December 31, 2024, there were 25,589,480 Class A ordinary shares and 375,000 Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, the Sponsor owned, on an as-converted basis, approximately 99.6% of the outstanding ordinary shares.

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

Following the extraordinary general meeting, the Termination Date was extended eleven times on a monthly basis until December 4, 2025.

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

SEPTEMBER 30, 2025

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

Liquidity and Going Concern

As of September 30, 2025, the Company had operating cash of $114,029 and a working capital deficit of $2,464,524. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to the Sponsor. As of September 30, 2025 and December 31, 2024, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company issued a promissory note (the “August 2023 Note”) to the Sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under the August 2023 Note as of September 30, 2025. As of September 30, 2025 and December 31, 2024, there were amounts of $500,000 outstanding under the August 2023 Note.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

On March 13, 2024, the Company issued a promissory note to the Sponsor (the “March 2024 Note”). The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of September 30, 2025 and December 31, 2024, there were amounts of $500,000 outstanding under the March 2024 Note.

On October 31, 2024, the Company issued a promissory note to Starwood Capital Group Management, L.L.C in the principal amount of $400,000 (the “October 2024 Note”). The October 2024 Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2025 and December 31, 2024, there were amounts of $400,000 outstanding under the October 2024 Note.

On July 11, 2025, the Company issued a promissory note to the Sponsor in the principal amount of $150,000 (the “July 11th Note”). The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2025 and December 31, 2024, there were amounts of $150,000 and $0 outstanding under the July 11th Note, respectively.

On July 21, 2025, the Company issued a promissory note to Madison Grose in the principal amount of $272,000 (the “July 21st Note”). The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2025 and December 31, 2024, there were amounts of $272,000 and $0 outstanding under the July 21st Note, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” the Company has up to December 4, 2026, assuming all extensions are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2026, assuming all extensions are exercised. Management intends to complete a Business Combination prior to the mandatory liquidation date.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Cash Held in Trust Account

As of September 30, 2025 and December 31, 2024, all of the assets held in the Trust Account were cash.

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

SEPTEMBER 30, 2025

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$1,050,320,264
Less:
Redemptions	(1,032,028,964)
Decrease in redemption value of Class A ordinary shares subject to possible redemption	(30,733,336)
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	35,446,182
Class A ordinary shares subject to possible redemption, December 31, 2023	$23,004,146
Less:
Redemptions	(22,773,579)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	804,786
Class A ordinary shares subject to possible redemption, December 31, 2024	$1,035,353
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	6,824
Class A ordinary shares subject to possible redemption, March 31, 2025	$1,042,177
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	6,945
Class A ordinary shares subject to possible redemption, June 30, 2025	$1,049,122
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	6,984
Class A ordinary shares subject to possible redemption, September 30, 2025	$1,056,106

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that so long as the Private Placement Warrants are held by the Sponsor or any of its Permitted Transferees, the Private Placement Warrants (i) may be exercised for cash or on a “cashless basis”, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, (iii) shall not be redeemable by the Company when the Class A ordinary shares equal or exceeds $18.00, and (iv) shall only be redeemable by the Company when the Class A ordinary shares are less than $18.00 per share, subject to certain adjustments (see Note 8).

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net (Loss)Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

pro rata in the net (loss) income of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants issued in connection with (i) the IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the three and nine months ended September 30, 2025 and 2024, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share:

	For the Three Months Ended		For the Three Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Class A	Class A and Class B			Class A	Class A and Class B
	Redeemable	Non-Redeemable	Class A	Class B	Redeemable	Non-Redeemable	Class A	Class B
Numerator:
Allocation of net (loss) income	$(207)	$(59,754)	$150,863	$2,777,763	$(1,129)	$(326,610)	$6,014	$104,481
Denominator:
Basic and diluted weighted average shares outstanding	89,480	25,875,000	1,405,293	25,875,000	89,480	25,875,000	1,489,397	25,875,000
Basic and diluted net (loss) income per ordinary share	$(0.00)	$(0.00)	$0.11	$0.11	$(0.01)	$(0.01)	$0.00	$0.00

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and nine months ended September 30, 2025 and 2024, the Company incurred $30,000 and $90,000 in fees for these services, respectively. As of September 30, 2025 and December 31, 2024, there are amounts of $280,000 and $220,000 included in accrued expenses for these services, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025 and December 31, 2024, there was $500,000 outstanding under the Working Capital Loan.

Promissory Notes - Related Party

On August 8, 2023, the Company entered into the August 2023 Note with the Sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under the August 2023 Note as of September 30, 2025 and December 31, 2024.

On March 13, 2024, the Company issued the March 2024 Note to the Sponsor. The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of September 30, 2025 and December 31, 2024, there was $500,000 outstanding under this Note and no further borrowings are available under the March 2024 Note as of September 30, 2025 and December 31, 2024.

On October 31, 2024, the Company issued the October 2024 Note to Starwood Capital Group Management, L.L.C. in the principal amount of $400,000. The October 2024 Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2025 and December 31, 2024, there were amounts of $400,000 outstanding under the October 2024 Note.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

On July 11, 2025, the Company issued the July 11th Note to the Sponsor in the principal amount of $150,000. The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2025 and December 31, 2024, there were amounts of $150,000 and $0 outstanding under the July 11th Note, respectively.

On July 21, 2025, the Company issued the July 21st Note to Madison Grose in the principal amount of $272,000. The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2025 and December 31, 2024, there were amounts of $272,000 and $0 outstanding under the July 21st Note, respectively.

In the event that the Company does not consummate a Business Combination, the March 2024 Note, the October 2024, the July 11th Note and the July 21st Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Advance from Related Party

On October 2, 2024, the Sponsor paid $1,485,000 for expenses related to the Company. As of September 30, 2025 and December 31, 2024, there was $1,485,000 outstanding under the advance from related party.

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

SEPTEMBER 30, 2025

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

As of September 30, 2025 and December 31, 2024, there are no deferred underwriting fees payable.

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursuing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of September 30, 2025 and December 31, 2024, the Company has $747,900 in accrued expenses related to its portion of the shared costs.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 25,589,480 Class A ordinary shares issued and outstanding of which 89,480 are subject to possible redemption, and 25,500,000 are not subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On February 6, 2024, the Sponsor voluntarily converted 25,500,000 Class B ordinary shares of the Company it held as of such date into 25,500,000 Class A ordinary shares of the Company. As of September 30, 2025 and December 31, 2024, there were 375,000 Class B ordinary shares issued and outstanding.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 8. WARRANT LIABILITIES

Warrants — As of September 30, 2025 and December 31, 2024, there were 11,350,000 Private Placement Warrants and 25,875,000 Public Warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2025

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

As of September 30, 2025 and December 31, 2024, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of September 30, 2025 and December 31, 2024, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date. During the three and nine months ended September 30, 2025, due to the limited trade volume the Public Warrants were transferred to Level 2. As of December 31, 2024, the Public Warrants were actively traded, as such were listed as Level 1 in the hierarchy table below.

The Private Placement Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of September 30, 2025 and December 31, 2024, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the unaudited condensed statements of operations.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025
Liabilities:
Warrant Liability – Public Warrants	2	$776,250
Warrant Liability – Private Placement Warrants	2	$340,500

Description	Level	December 31, 2024
Liabilities:
Warrant Liability – Public Warrants	1	$776,250
Warrant Liability – Private Placement Warrants	2	$340,500

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2024, the Public Warrants transferred from Level 1 to Level 2. During the nine months ended September 30, 2024, the Public Warrants transferred back to a Level 1 and remained as Level 1 as of December 31, 2024. At December 31, 2024, the Public Warrants were measured at $776,250. During the nine months ended September 30, 2025, the Public Warrants transferred from Level 1 to Level 2. At September 30, 2025, the Public Warrants were measured at $776,250.

NOTE 10. SEGMENT REPORTING

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

	September 30,	December 31,
	2025	2024
Trust Account	$1,056,106	$1,035,353
Cash	$114,029	$319,207

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
General and administrative expenses	$66,945	$198,698	$348,492	$1,105,148
Interest earned on the Trust Account	$6,984	$149,324	$20,753	$471,143

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

The board approved draws of an aggregate of $225,000 (the “Extension Funds”) pursuant to the March 2024 Note and the October 2024 Note, which are Extension Funds the Company subsequently deposited into the Company’s Trust Account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from March 4, 2024 to December 4, 2024 (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under the Company’s Memorandum and Articles of Association and provide the Company with additional time to complete its initial business combination.

On November 26, 2024, the Company held an extraordinary general meeting of shareholders (A) to amend, by way of special resolution, the Company’s Memorandum and Articles of Association to extend the date termination date by which the Company has to consummate a business combination from December 4, 2024 to January 4, 2025 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to twenty-three times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 4, 2026, or a total of up to twenty-three months after the Charter Extension Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the vote to approve the Extension Amendment Proposal, the holders of 1,315,813 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $15,111,008. Following the extraordinary general meeting, the Termination Date was extended eleven times on a monthly basis until December 4, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $59,961, which consisted of general and administrative expenses of $66,945, partially offset by interest earned on cash held in Trust Account of $6,984.

For the nine months ended September 30, 2025, we had a net loss of $327,739, which consisted of general and administrative expenses of $348,492, partially offset by interest earned on cash held in Trust Account of $20,753.

For the three months ended September 30, 2024, we had a net income of $2,928,626, which consisted of interest earned on cash held in Trust Account of $149,324 and change in fair value of warrant liabilities of $2,978,000, partially offset by general and administrative expenses of $198,698.

For the nine months ended September 30, 2024, we had a net income of $110,495, which consisted of interest earned on cash held in Trust Account of $471,143 and change in fair value of warrant liabilities of $744,500, partially offset by general and administrative expenses of $1,105,148.

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

For the nine months ended September 30, 2025, cash used in operating activities was $627,178. Net loss of $327,739 was affected by interest earned on cash held in Trust Account of $ $20,753. Changes in operating assets and liabilities used $278,686 of cash for operating activities.

For the nine months ended September 30, 2024, cash used in operating activities was $443,431. Net income of $110,495 was affected by change in fair value of warrant liabilities of $744,500 and interest earned on cash held in Trust Account of $471,143. Changes in operating assets and liabilities provided $661,717 of cash for operating activities.

As of September 30, 2025, we had cash held in the Trust Account of $1,056,106. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the nine months ended September 30, 2025, the Company did not withdraw any amount from Trust Account in connection with the redemption. For the year ended December 31, 2024, the Company withdrew $22,773,579 from Trust Account in connection with the redemption.

As of September 30, 2025, we had cash of $114,029. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of September 30, 2025 and December 31, 2024, there were $500,000 outstanding under the working capital loans.

On August 8, 2023, the Company issued the August 2023 Note to our Sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under the August 2023 Note as of September 30, 2025. As of September 30, 2025 and December 31, 2024, there were amounts of $500,000 outstanding under the August 2023 Note.

On March 13, 2024, the Company issued the March 2024 Note to our Sponsor. The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, our sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of September 30, 2025 and December 31, 2024, there were amounts of $500,000 outstanding under the March 2024 Note.

On October 31, 2024, the Company issued the October 2024 Note to Starwood Capital Group Management, L.L.C. The October 2024 Note provides up to $400,000 for withdrawal and does not incur interest. The Company borrowed $400,000 on October 31, 2024. The October 2024 Note is due upon the earlier of the closing of a business combination or a wind up. As of September 30, 2025 and December 31, 2024, there was an amount of $400,000 outstanding under the October 2024 Note.

On July 11, 2025, the Company issued a promissory note to our Sponsor in the principal amount of $150,000 (the “July 11th Note”). The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2025 and December 31, 2024, there were amounts of $150,000 and $0 outstanding under the July 11th Note, respectively.

On July 21, 2025, the Company issued a promissory note to Madison Grose in the principal amount of $272,000 (the “July 21st Note”). The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2025 and December 31, 2024, there were amounts of $272,000 and $0 outstanding under the July 21st Note, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” the Company has up to December 4, 2026, assuming all extensions are exercised, assuming all extensions are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2026, assuming all extensions are exercised. Management intends to complete a Business Combination prior to the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net (Loss) Income per Ordinary Share

Net (loss) income per ordinary share is computed by dividing the net (loss) income by the weighted average number of ordinary shares outstanding during the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the (loss) income of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from the earnings per share as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On July 11, 2025, we issued the July 11th Note to our Sponsor in the principal amount of $150,000. The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that we do not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On July 21, 2025, we issued the July 21st Note to Madison Grose in the principal amount of $272,000. The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that we do not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (2)
10.1	Promissory Note, dated as of July 11, 2025, by and between Jaws Mustang Acquisition Corporation and Mustang Sponsor LLC *
10.2	Promissory Note, dated as of July 21, 2025, by and between Jaws Mustang Acquisition Corporation and Madison Grose *
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

(1)Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 5, 2021

(2)Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on November 29, 2024.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS MUSTANG ACQUISITION CORPORATION

Date: November 13, 2025	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)