Form 10-K
period 2025-12-31
Jaws Mustang Acquisition Corp
filed 2026-03-31
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

JAWS MUSTANG ACQUISITION CORPORATION
(Exact name of registrant Guarantor as specified in its charter)

Cayman Islands	001-39975	98-1564586
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2340 Collins Avenue Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 695-5500 Not Applicable (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	JWSUF	OTCID Basic Market
Class A ordinary shares, $0.0001 par value	JWSUF	OTCID Basic Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	JWSUF	OTCID Basic Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the OTCID Basic Market, was approximately $938,645.

As of March 31, 2026, 25,589,480 Class A ordinary shares and 375,000 Class B ordinary shares were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of its initial public offering;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Founders” are to Barry S. Sternlicht, Andrew Klaber and Matthew Walters;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial public offering” are to our initial public offering consummated on February 4, 2021;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants initially issued to our sponsor in a private placement simultaneously with the closing of our initial public offering consummated on February 4, 2021 and upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“sponsor” are to Mustang Sponsor LLC, a Delaware limited liability company;
●	“Termination Date” are to the date by which we have to consummate a business combination;
●	“trust account” are to a U.S. based trust account at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee;
●	“U.S. Holder” are to a beneficial owner of units, Class A ordinary shares or warrants that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect under applicable U.S. Treasury regulations a valid election to be treated as a U.S. person; and
●	“we,” “Jaws,” “us,” “our,” “company” or “our company” are to JAWS Mustang Acquisition Corporation, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the impact of any epidemics, pandemics disease outbreaks or quarantines on our ability to consummate an initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	global economic conditions and geopolitical events including Russia’s invasion of Ukraine, the Israel-Hamas War and other ongoing conflicts, including in the Middle East, and recent U.S. and Israeli military action in Iran;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
●	We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	As the number of special purpose acquisition companies (“SPACs”) evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	The New York Stock Exchange – American LLC (“NYSE American”) delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our warrants are accounted for as derivative liabilities, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search for a business combination, to pay our taxes, and to complete our initial business combination.
●	Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”
●	The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we may determine to undertake in connection with such rules may increase our costs and the time needed to complete a Business Combination (as defined below).
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

As of December 31, 2025, we had not commenced any operations. All activity for the period from April 1, 2021 (inception) to December 31, 2025 relates to identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our initial public offering.

On February 5, 2024, the Company received a written notice from NYSE American indicating that the staff of NYSE American (the “Staff”) has determined to commence proceedings to delist the Company’s (i) units, each consisting of one Class A Ordinary Share, and one-fourth of one redeemable warrant (“Units”), (ii) Class A Ordinary Shares and (iii) redeemable warrants included as part of the Units (each, a “Warrant”), each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 (collectively, the “Securities”) of the Company pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination (i) within 36 months of the effectiveness of its initial public offering registration statement or (ii) such shorter period that the Company specified in its registration statement. NYSE American completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on Form 25 with the U.S. Securities and Exchange Commission (the “SEC”) on November 1, 2024.

The Company currently has its Securities quoted on the OTCID Basic Market. The Company remains subject to the periodic reporting requirements of the Exchange Act.

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

Mr. Sternlicht currently serves as the Chairman and Chief Executive Officer of STWD, a leading, diversified real estate finance company with approximately $6 billion in market capitalization as of December 31, 2025; and one of the first mortgage REITs launched postcrisis. Since inception in 2009, Mr. Sternlicht guided STWD through a steady evolution with over 100 billion in deployed capital, evolving from a pure-play commercial lender to a diversified commercial REIT with residential lending, commercial mortgage servicing, property ownership and infrastructure lending.

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

The Company currently has its Securities quoted on the OTCID Basic Market. The Company remains subject to the periodic reporting requirements of the Exchange Act.

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

Our sponsor is Mustang Sponsor LLC, a Delaware limited liability company. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of that certain letter agreement, dated as of February 1, 2021, by and among the Company and its initial shareholders, directors and officers (the “Insider Letter”). As a result, our sponsor currently owns 25,500,000 Class A ordinary shares, 300,000 Class B ordinary shares and 11,350,000 private placement warrants. Barry S. Sternlicht, the Chairman of JWSM, has voting and dipositive power over the Class B ordinary shares private placement warrants held by our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 and subsequent implementing regulations (collectively, “FIRRMA”) that are now in force, to include certain nonpassive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. If CFIUS approval is required or warranted for the business combination, the CFIUS approval process may have outsized impacts on transaction certainty, timing, feasibility and cost, among other things. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by December 4, 2026 (assuming all extensions are exercised) because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive their pro rata portion of the funds in the trust account or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Financial Position

With funds available for a business combination in the amount of $1,061,576 as of December 31, 2025, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. The underwriters have agreed to waive their rights to their deferred underwriting commission. On February 1, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of Jaws properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held an extraordinary general meeting of shareholders (the “Second Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions, the balance in our trust account was approximately $15,445,061. On November 26, 2024, we held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 1,315,813 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $15,111,008. After the satisfaction of such redemptions, the balance in our trust account was approximately $1,027,603. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the OTCID Basic Market, we will be required to comply with the OTCID Basic Market rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, are voted in favor of the business combination. In accordance with our amended and restated memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum. Our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need none of the currently outstanding public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. On January 10, 2024, the Company and parties to the Insider Letter waived a restriction imposed by Section 3 and Section 4 (b) of the Insider Letter on the ability of former director David Helfand to redeem any Class A ordinary shares held by him. The Class B ordinary shares held by Mr. Helfand will continue to be bound by the applicable restrictions of the Insider Letter.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had cash of $60,829 held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our non-reimbursed offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the non-reimbursed offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our initial shareholders owned, on an as-converted basis, approximately 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, our initial shareholders owned, on an as-converted basis, approximately 92.5% of our outstanding ordinary shares and the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions, the balance in our trust account was approximately $15,445,061. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of our outstanding Class A ordinary shares. On November 26, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 1,315,813 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $15,111,008. After the satisfaction of such redemptions, the balance in our trust account was approximately $1,027,603. As of December 31, 2025, there were 25,589,480 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, our initial shareholders owned, on an as converted basis, approximately 99.9% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time-to-time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon and who vote at a shareholder meeting, are voted in favor of the business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only their pro rata portion of the funds in the trust account, or less in certain circumstances, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than 10.00 per public share” and other risk factors herein.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

As of December 31, 2025, we had $60,829 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until the Termination Date however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than the $10.00 per public share initially held in the trust account. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls in this Report. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient to complete an initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

On February 5, 2024, the Company received a written notice from NYSE American indicating that the staff of NYSE American has determined to commence proceedings to delist the Company’s Securities pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination (i) within 36 months of the effectiveness of its initial public offering registration statement or (ii) such shorter period that the Company specified in its registration statement. NYSE American completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act, on Form 25 with the SEC on November 1, 2024.

The Company currently has its Securities quoted on the OTCID Basic Market. The Company remains subject to the periodic reporting requirements of the Exchange Act. Since our securities trade on the OTCID Basic Market, we could face significant material adverse consequences, including:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with NYSE American;
●	a requirement to trade on the OTCID Basic Market for a year before reapplying for listing on a national securities exchange;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	we may become subject to shareholder litigation;
●	we may lose the interest of institutional investors in our securities;
●	we may lose media and analyst coverage; and
●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

Because our securities were delisted from NYSE American and are no longer listed on a national securities exchange, we may face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our securities are “penny stocks” which will require brokers trading in our Public Shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Securities were delisted from NYSE American and are quoted on the OTCID Basic Market, our Class A Ordinary Shares, Warrants and Units do not qualify as covered securities under the Securities Act and we are subject to regulation in each state in which we offer our securities. Public shareholders who do not elect to redeem their Public Shares in connection with the Shareholder Meeting, or the shareholder meeting to approve the Business Combination, may be unable to recover their investment except through sales of our shares on the open market or upon our liquidation or redemption of shares. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 600,000,000 Class A ordinary shares, par value $0.0001 per share, 60,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Report, there are 574,410,520 and 59,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. As of December 31, 2025, there were 25,589,480 and 375,000 Class A ordinary shares and Class B ordinary shares of the Company outstanding, respectively. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. Immediately after our initial public offering, there were no preference shares issued and outstanding.

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

As of December 31, 2025, we had $60,829 in cash held outside our trust account. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

Risks Relating to our Sponsor and Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our postcombination business.

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

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post - combination business.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

Our units, ordinary shares, and warrants are each traded on the OTCID Basic Market under the symbols “JWSMUF,” “JWSMF,” and “JWSWF,” respectively. Our units, Class A ordinary shares, par value $0.0001 and warrants began trading on the OTCID Basic Market around June 30, 2025.

(b)Holders

As of December 31, 2025, there was one holder of record of our units, four holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants.

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

Item 6.[Reserved]

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

Overview

We are a blank check company incorporated in the Cayman Islands on October 19, 2020, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

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

The Company currently has its Securities quoted on the OTCID Basic Market. The Company remains subject to the periodic reporting requirements of the Exchange Act.

The board approved draws of an aggregate of $225,000 (the “Extension Funds”) pursuant to the March 2024 Note and the October 2024 Note (each as defined below), which are Extension Funds the Company subsequently deposited into the Company’s trust account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from March 4, 2024 to December 4, 2024 (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $1,553,158, which consisted of change in fair value warrant liability of $1,116,750, general and administrative expenses of $462,631, partially offset by interest earned on cash held in trust account of $26,223.

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

For the year ended December 31, 2025, cash used in operating activities was $680,378. Net loss of $1,553,158 was affected by change in fair value of warrants of $1,116,750 and interest earned on cash held in trust account of $ $26,223. Changes in operating assets and liabilities used $217,747 of cash for operating activities.

For the year ended December 31, 2024, cash used in operating activities was $1,993,896. Net income of $1,682,254 was affected by change in fair value of warrant liabilities of $372,250 and interest earned on cash held in trust account of $554,770. Changes in operating assets and liabilities provided $2,749,130 of cash for operating activities.

As of December 31, 2025, we had cash held in the trust account of $1,061,576. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the year ended December 31, 2025, the Company did not withdraw any amount from trust account in connection with the redemption. For the year ended December 31, 2024, the Company withdrew $22,773,579 from trust account in connection with the redemption.

As of December 31, 2025, we had cash of $60,829. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of December 31, 2025 and 2024, there was $500,000 outstanding under the working capital loans.

On August 8, 2023, the Company issued a promissory note (the “August 2023 Note”) to our sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under the August 2023 Note as of December 31, 2025. As of December 31, 2025 and 2024, there was $500,000 outstanding under the August 2023 Note.

On March 13, 2024, the Company issued a promissory note (the “March 2024 Note”) to our sponsor. The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, our sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of December 31, 2025 and 2024, there was $500,000 outstanding under the March 2024 Note.

On October 31, 2024, the Company issued a promissory note (the “October 2024 Note”) to Starwood Capital Group Management, L.L.C. The October 2024 Note provides up to $400,000 for withdrawal and does not incur interest. The Company borrowed $400,000 on October 31, 2024. The October 2024 Note is due upon the earlier of the closing of a business combination or a wind up. As of December 31, 2025 and 2024, there was $400,000 outstanding under the October 2024 Note.

On July 11, 2025, the Company issued a promissory note to our sponsor in the principal amount of $150,000 (the “July 11th Note”). The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025 and 2024, there were amounts of $150,000 and $0 outstanding under the July 11th Note, respectively.

On July 21, 2025, the Company issued a promissory note to Madison Grose in the principal amount of $272,000 (the “July 21st Note”). The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025 and 2024, there were amounts of $272,000 and $0 outstanding under the July 21st Note, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025 and 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

On February 23, 2026, the Company issued a promissory note to our Sponsor in the principal amount of $435,771. The promissory note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a business combination, the promissory note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Barry S. Sternlicht	65	Chairman
Andrew Klaber	44	Chief Executive Officer and Director
Matthew Walters	40	Chief Operating Officer
Michael Reidler	35	Chief Financial Officer
John Legere	68	Director
Elizabeth Cogan Fascitelli	68	Director

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

Mr. Sternlicht currently serves as the Chairman and Chief Executive Officer of STWD, a leading, diversified real estate finance company with over $6 billion in market capitalization as of December 31, 2025; and one of the first mortgage REITs launched post-crisis. Since inception in 2009, Mr. Sternlicht has guided STWD through a steady evolution with $95 billion in deployed capital, evolving from a pure-play commercial lender to a diversified commercial REIT with residential lending, commercial mortgage servicing, property ownership, and infrastructure lending. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT; a period in which the share price appreciated at a compound annual growth rate of approximately 16%. Over his tenure as Chief Executive Officer, Mr. Sternlicht grew the total market capitalization of HOT to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American, and ITT Corp., and led the development of the W Hotel concept.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares of a class of ordinary shares;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

In the table below, the percentage ownership is based on 25,589,480 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 375,000 Class B ordinary shares issued and outstanding as of December 31, 2025. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

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

On February 1, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 101,396,386 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $1,032,028,964. After the satisfaction of such redemptions, the balance in our trust account was approximately $21,410,926. On February 2, 2024, we held a Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the Termination Date. In connection with that vote, the holders of 698,321 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $7,662,571. After the satisfaction of such redemptions and receipt of the initial deposit of $25,000 to the trust account, the balance in the trust account was approximately $15,445,069. On February 6, 2024, our sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Insider Letter. On November 26, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 1,315,813 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $15,111,008. After the satisfaction of such redemptions, the balance in our trust account was approximately $1,027,603. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of our outstanding ordinary shares. As of December 31, 2025, there were 25,589,480 Class A ordinary shares of the Company outstanding. Following such redemptions and conversions, our initial shareholders owned, on an as converted basis, approximately 99.9% of our outstanding ordinary shares.

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

On March 13, 2024, the Company issued the March 2024 Note to our sponsor. The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024, an additional $235,000 on March 28, 2024 and an additional $140,000 on July 22, 2024. On April 15, 2024, our sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up.

On October 31, 2024, the Company issued the October 2024 Note to Starwood Capital Group Management, L.L.C. The October 2024 Note provides up to $400,000 for withdrawal and does not incur interest. The Company borrowed $400,000 on October 31, 2024. The October 2024 Note is due upon the earlier of the closing of a business combination or a wind up.

On July 11, 2025, the Company issued the July 11th Note to our sponsor in the principal amount of $150,000. The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

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

On February 23, 2026, the Company issued a promissory note to our Sponsor in the principal amount of $435,771. The promissory note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a business combination, the promissory note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

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

Audit Fees. During the year ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $85,987 and $88,400, respectively, for the services Withum performed.

Audit-Related Fees. During the year ended December 31, 2025 and 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 15.  Exhibits and Financial Statement Schedules

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

Exhibit No.	Description
1.1	Underwriting Agreement by and among the Company, Credit Suisse Securities (USA) LLC, BofA, Securities, Inc. and Goldman Sachs & Co. LLC.(1)
1.2	Amended and Restated Memorandum and Articles of Association.(1)
1.3	Amendment to Amended and Restated Memorandum and Articles of Association. (3)
1.4	Amendment to Amended and Restated Memorandum and Articles of Association. (4)
1.5	Amendment to Amended and Restated Memorandum and Articles of Association. (10)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Registrant’s Securities. (11)
10.1	Investment Management trust account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among the Company, our sponsor, and certain other equityholders named therein.(1)
10.3	Private Placement Warrants Purchase Agreement between the Company and our sponsor.(1)
10.4	Letter Agreement among the Company, our sponsor, and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and our sponsor.(1)
10.7	Securities Purchase Agreement between the Company and our sponsor.(2)
10.8	Promissory Note between the Company and our sponsor, dated as of January 19, 2023. (5)
10.9	Promissory Note between the Company and our sponsor, dated as of August 8, 2023. (7).
10.10	Promissory Note between the Company and our sponsor, dated as of March 13, 2024. (6)
10.11	Promissory Note between the Company and Starwood Capital Group Management, L.L.C., dated as of October 31, 2024. (8)
10.12	Promissory Note between the Company and our sponsor, dated as of July 11, 2025. (12)
10.13	Promissory Note between the Company and Madison Grose, dated as of July 21, 2025. (12)
10.14	Promissory Note between the Company and our sponsor, dated as of February 23, 2026.*
19.1	Policy Related to Insider Trading.(11)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
97.1	Policy Related to Recovery of Erroneously Awarded Compensation.(9)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 5, 2021.

(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on January 15, 2021.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 6, 2023.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 8, 2024.
(5)	Incorporated by reference to our Annual Report on Form 10-K, filed with the SEC on March 1, 2023.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on March 14, 2024.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023.
(8)	Incorporated by reference to our Current Report on Form 8 - K, filed with the SEC on November 1, 2024.
(9)	Incorporated by reference to our Annual Report on Form 10 - K, filed with the SEC on April 16, 2024.
(10)	Incorporated by reference to our Current Report on Form 8 - K, filed with the SEC on November 29, 2024.
(11)	Incorporated by reference to our Annual Report on Form 10 - K, filed with the SEC on March 26, 2025.
(12)	Incorporated by reference to our Quarterly Report on Form 10 - Q, filed with the SEC on November 13, 2025.

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

Name	Position	Date

/s/ Barry S. Sternlicht	Chairman	March 31, 2026
Barry S. Sternlicht
/s/ Andrew Klaber	Chief Executive Officer and Director	March 31, 2026
Andrew Klaber	(Principal Executive Officer)
/s/ Michael Reidler	Chief Financial Officer	March 31, 2026
Michael Reidler	(Principal Financial and Accounting Officer)
/s/ Matthew Walters	Chief Operating Officer	March 31, 2026
Matthew Walters
/s/ John Legere	Director	March 31, 2026
John Legere
/s/ Elizabeth Cogan Fascitelli	Director	March 31, 2026
Elizabeth Cogan Fascitelli

JAWS MUSTANG ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jaws Mustang Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jaws Mustang Acquisition Corporation (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 4, 2026, assuming all extensions are exercised, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

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

New York, New York

March 31, 2026

PCAOB ID Number 100

JAWS MUSTANG ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$60,829	$319,207
Prepaid expenses	15,396	18,910
Total Current Assets	76,225	338,117

Cash held in Trust Account	1,061,576	1,035,353
TOTAL ASSETS	$1,137,801	$1,373,470

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,169,888	$1,391,149
Advance from related party	1,485,000	1,485,000
Total Current Liabilities	2,654,888	2,876,149

Promissory notes - related parties	1,822,000	1,400,000
Working capital loan - related party	500,000	500,000
Warrant liabilities	2,233,500	1,116,750
Total Liabilities	7,210,388	5,892,899

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 89,480 shares at approximately $11.86 and $11.57 per share redemption value as of December 31, 2025 and 2024, respectively	1,061,576	1,035,353

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A non-redeemable ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 25,500,000 and 25,500,000 issued and outstanding as of December 31, 2025 and 2024, respectively	2,550	2,550
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 375,000 and 375,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	38	38
Additional paid-in capital	—	—
Accumulated deficit	(7,136,751)	(5,557,370)
Total Shareholders’ Deficit	(7,134,163)	(5,554,782)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$1,137,801	$1,373,470

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024
General and administrative expenses	$462,631	$1,354,320
Forgiveness of previously recorded liabilities	—	(2,109,554)
Income (loss) from operations	(462,631)	755,234

Other income (expense):
Interest earned on cash held in Trust Account	26,223	554,770
Change in fair value of warrant liabilities	(1,116,750)	372,250
Total other income (expense), net	(1,090,527)	927,020

Net income (loss)	$(1,553,158)	$1,682,254

Weighted average shares outstanding of Class A ordinary shares redeemable shares	89,480	1,353,213
Basic and diluted net income (loss) per share, Class A ordinary shares redeemable shares	$(0.06)	$0.06
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	25,875,000	25,875,000
Basic and diluted net income (loss) per share, Class B ordinary shares non-redeemable shares	$(0.06)	$0.06

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2025 and 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	—	$—	25,875,000	$2,588	$—	$(6,434,838)	$(6,432,250)

Transfer of Class B ordinary shares to Class A ordinary shares	25,500,000	2,550	(25,500,000)	(2,550)	—	—	—

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(804,786)	(804,786)

Net income	—	—	—	—	—	1,682,254	1,682,254

Balance — December 31, 2024	25,500,000	2,550	375,000	38	—	(5,557,370)	(5,554,782)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(26,223)	(26,223)

Net loss	—	—	—	—	—	(1,553,158)	(1,553,158)

Balance — December 31, 2025	25,500,000	$2,550	375,000	$38	$—	$(7,136,751)	$(7,134,163)

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(1,553,158)	$1,682,254
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	1,116,750	(372,250)
Interest earned on cash held in Trust Account	(26,223)	(554,770)
Changes in operating assets and liabilities:
Prepaid expenses	3,514	(7,084)
Accrued expenses	(221,261)	(2,742,046)
Net cash used in operating activities	(680,378)	(1,993,896)

Cash Flows from Investing Activities:
Deposit of cash into Trust Account	—	(250,016)
Cash withdrawn from Trust Account in connection with redemption	—	22,773,579
Net cash provided by investing activities	—	22,523,563

Cash Flows from Financing Activities:
Advances from related party	422,000	1,485,000
Proceeds from promissory note - related parties	—	900,000
Redemption of ordinary shares	—	(22,773,579)
Net cash provided by (used in) financing activities	422,000	(20,388,579)

Net Change in Cash	(258,378)	141,088
Cash – Beginning of the year	319,207	178,119
Cash – End of the year	$60,829	$319,207

The accompanying notes are an integral part of these financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025, the Company had not commenced any operations. All activity through December 31, 2025 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs amounted to $57,010,008, consisting of $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees (see Note 5) and $985,008 of other offering costs.

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

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination (the “Termination Date”) was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964. On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Extension Period”) and without shareholder vote allows the Company to extend the Extension Period up to eleven times by an additional month each time accompanied by a deposit into the Trust Account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572. On February 6, 2024, the Sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Letter Agreement, dated February 1, 2021, among the Company, the Sponsor, and the Company’s officers and directors (the “Insider Letter”). Accordingly, the initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of the outstanding Class A ordinary shares. As of December 31, 2025 and 2024, there were 25,589,480 Class A ordinary shares and 375,000 Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, the Sponsor owned, on an as-converted basis, approximately 99.6% of the outstanding ordinary shares.

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

Liquidity and Going Concern

As of December 31, 2025, the Company had operating cash of $60,829 and a working capital deficit of $2,578,663. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan - related party”) in the principal amount of up to $500,000 to the Sponsor. As of December 31, 2025 and 2024, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company issued a promissory note (the “August 2023 Note”) to the Sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under the August 2023 Note as of December 31, 2025. As of December 31, 2025 and 2024, there were amounts of $500,000 outstanding under the August 2023 Note.

On March 13, 2024, the Company issued a promissory note to the Sponsor (the “March 2024 Note”). The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of December 31, 2025 and 2024, there were amounts of $500,000 outstanding under the March 2024 Note.

On October 31, 2024, the Company issued a promissory note to Starwood Capital Group Management, L.L.C in the principal amount of $400,000 (the “October 2024 Note”). The October 2024 Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025 and 2024, there were amounts of $400,000 outstanding under the October 2024 Note.

On July 11, 2025, the Company issued a promissory note to the Sponsor in the principal amount of $150,000 (the “July 11th Note”). The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025 and 2024, there were amounts of $150,000 and $0 outstanding under the July 11th Note, respectively.

On July 21, 2025, the Company issued a promissory note to Madison Grose in the principal amount of $272,000 (the “July 21st Note”). The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025 and 2024, there were amounts of $272,000 and $0 outstanding under the July 21st Note, respectively.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Cash Held in Trust Account

As of December 31, 2025 and 2024, all of the assets held in the Trust Account were cash.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

As of December 31, 2025 and 2024, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2023	$23,004,146
Less:
Redemptions	(22,773,579)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	804,786
Class A ordinary shares subject to possible redemption, December 31, 2024	$1,035,353
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	26,223
Class A ordinary shares subject to possible redemption, December 31, 2025	$1,061,576

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the net income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. For the years ended December 31, 2025 and 2024, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Year Ended December 31,
	2025		2024
	Class A	Class A and Class B	Class A	Class B
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Numerator:
Allocation of net income (loss), as adjusted	$(5,353)	$(1,547,805)	$83,606	$1,598,648
Denominator:
Basic and diluted weighted average shares outstanding	89,480	25,875,000	1,353,213	25,875,000
Basic and diluted net income (loss) per ordinary share	$(0.06)	$(0.06)	$0.06	$0.06

Risks and Uncertainties

The impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel - Hamas war, and other ongoing conflicts, including the Middle East, and recent U.S. and Israeli military action in Iran, and related sanctions, on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the years ended December 31, 2025 and 2024, the Company incurred $120,000 and $120,000, respectively, in fees for these services. As of December 31, 2025 and 2024, there are amounts of $340,000 and $220,000 included in accrued expenses for these services, respectively.

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

As of December 31, 2025 and 2024, there was $500,000 outstanding under the Working Capital Loan.

Promissory Notes - Related Party

On August 8, 2023, the Company entered into the August 2023 Note with the Sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under the August 2023 Note as of December 31, 2025 and 2024.

On March 13, 2024, the Company issued the March 2024 Note to the Sponsor. The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of December 31, 2025 and 2024, there was $500,000 outstanding under this Note and no further borrowings are available under the March 2024 Note as of December 31, 2025 and 2024.

On October 31, 2024, the Company issued the October 2024 Note to Starwood Capital Group Management, L.L.C. in the principal amount of $400,000. The October 2024 Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025 and 2024, there were amounts of $400,000 outstanding under the October 2024 Note.

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

On July 11, 2025, the Company issued the July 11th Note to the Sponsor in the principal amount of $150,000. The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025 and 2024, there were amounts of $150,000 and $0 outstanding under the July 11th Note, respectively.

On July 21, 2025, the Company issued the July 21st Note to Madison Grose in the principal amount of $272,000. The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025 and 2024, there were amounts of $272,000 and $0 outstanding under the July 21st Note, respectively.

In the event that the Company does not consummate a Business Combination, the March 2024 Note, the October 2024, the July 11th Note and the July 21st Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Advance from Related Party

On October 2, 2024, the Sponsor paid $1,485,000 for expenses related to the Company. As of December 31, 2025 and 2024, there was $1,485,000 outstanding under the advance from related party.

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

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursuing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of December 31, 2025 and 2024, the Company has $747,900 in accrued expenses related to its portion of the shared costs.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 25,589,480 Class A ordinary shares issued and outstanding of which 89,480 are subject to possible redemption, and 25,500,000 are not subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On February 6, 2024, the Sponsor voluntarily converted 25,500,000 Class B ordinary shares of the Company it held as of such date into 25,500,000 Class A ordinary shares of the Company. As of December 31, 2025 and 2024, there were 375,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

Warrants— As of December 31, 2025 and 2024, there were 11,350,000 Private Placement Warrants and 25,875,000 Public Warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2025 and 2024, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of December 31, 2025 and 2024, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date. During the period ended December 31, 2025, due to the limited trade volume the Public Warrants were transferred to Level 2. As of December 31, 2024, the Public Warrants were actively traded, as such were listed as Level 1 in the hierarchy table below.

The Private Placement Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of December 31, 2025 and 2024, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the statements of operations.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025
Liabilities:
Warrant Liability – Public Warrants	2	$1,552,500
Warrant Liability – Private Placement Warrants	2	$681,000

Description	Level	December 31, 2024
Liabilities:
Warrant Liability – Public Warrants	1	$776,250
Warrant Liability – Private Placement Warrants	2	$340,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2024, the Public Warrants transferred from Level 1 to Level 2. During the nine months ended September 30, 2024, the Public Warrants transferred back to a Level 1 and remained as Level 1 as of December 31, 2024. At December 31, 2024, the Public Warrants were measured at $776,250. During the nine months ended September 30, 2025, the Public Warrants transferred from Level 1 to Level 2. At December 31, 2025, the Public Warrants were measured at $1,552,500.

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

	December 31,
	2025	2024
Cash	$60,829	$319,207
Cash held in Trust Account	$1,061,576	$1,035,353

	For the Year Ended December 31,
	2025	2024
General and administrative expenses	$462,631	$1,354,320
Interest earned on cash held in Trust Account	$26,223	$554,770

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the events stated below, that would have required adjustment or disclosure in the financial statements.

On February 23, 2026, the Company entered into the February 2026 Note with the Sponsor. The February 2026 Note provides up to $435,771 for withdrawal and does not incur interest. The February 2026 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $435,771 on February 24, 2026 and no further borrowings are available under the February 2026 Note as of this filing.