Form 10-Q
period 2026-03-31
Jaws Mustang Acquisition Corp
filed 2026-05-13
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(305) 695-5500
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary Share, $0.0001 par value, and one-fourth of one redeemable warrant	JWSUF	OTCID Basic Market
Class A ordinary Shares, $0.0001 par value	JWSMF	OTCID Basic Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary Share at an exercise price of $11.50	JWSWF	OTCID Basic Market

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2026, 25,589,480 Class A ordinary shares and 375,000 Class B ordinary shares were issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2026
	(Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$428,524	$60,829
Prepaid expenses	34,581	15,396
Total Current Assets	463,105	76,225

Cash held in Trust Account	1,067,566	1,061,576
TOTAL ASSETS	$1,530,671	$1,137,801

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,229,811	$1,169,888
Advance from related party	1,485,000	1,485,000
Total Current Liabilities	2,714,811	2,654,888

Promissory notes - related party	2,257,771	1,822,000
Working capital loan - related parties	500,000	500,000
Warrant liabilities	1,861,250	2,233,500
Total Liabilities	7,333,832	7,210,388

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 89,480 shares at approximately $11.93 and $11.86 per share redemption value as of March 31, 2026 and December 31, 2025, respectively	1,067,566	1,061,576

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A non-redeemable ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 25,500,000 issued and outstanding as of March 31, 2026 and December 31, 2025	2,550	2,550
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 375,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	38	38
Additional paid-in capital	—	—
Accumulated deficit	(6,873,315)	(7,136,751)
Total Shareholders’ Deficit	(6,870,727)	(7,134,163)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$1,530,671	$1,137,801

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
General and administrative expenses	$108,814	$142,551
Loss from operations	(108,814)	(142,551)

Other income (expense):
Interest earned on cash held in Trust Account	5,990	6,824
Change in fair value of warrant liabilities	372,250	(372,250)
Other income (expense), net	378,240	(365,426)

Net income (loss)	$269,426	$(507,977)

Weighted average shares outstanding of Class A ordinary shares redeemable shares	89,480	89,480
Basic and diluted net income (loss) per share, Class A ordinary shares redeemable shares	$0.01	$(0.02)
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	25,875,000	25,875,000
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.01	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	25,500,000	$2,550	375,000	$38	$—	$(7,136,751)	$(7,134,163)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,990)	(5,990)

Net income	—	—	—	—	—	269,426	269,426

Balance — March 31, 2026 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(6,873,315)	$(6,870,727)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	25,500,000	$2,550	375,000	$38	$—	$(5,557,370)	$(5,554,782)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,824)	(6,824)

Net loss	—	—	—	—	—	(507,977)	(507,977)

Balance — March 31, 2025 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(6,072,171)	$(6,069,583)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$269,426	$(507,977)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(372,250)	372,250
Interest earned on cash held in Trust Account	(5,990)	(6,824)
Changes in operating assets and liabilities:
Prepaid expenses	(19,185)	4,178
Accrued expenses	59,923	(27,529)
Net cash used in operating activities	(68,076)	(165,902)

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	435,771	—
Net cash provided by financing activities	435,771	—

Net Change in Cash	367,695	(165,902)
Cash - Beginning of the period	60,829	319,207
Cash - End of the period	$428,524	$153,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

mARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity through March 31, 2026 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination (the “Termination Date”) was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964. On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Extension Period”) and without shareholder vote allows the Company to extend the Extension Period up to eleven times by an additional month each time accompanied by a deposit into the Trust Account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572. On February 6, 2024, the Sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Letter Agreement, dated February 1, 2021, among the Company, the Sponsor, and the Company’s officers and directors (the “Insider Letter”). Accordingly, the initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of the outstanding Class A ordinary shares. As of March 31, 2026 and December 31, 2025, there were 25,589,480 Class A ordinary shares and 375,000 Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, the Sponsor owned, on an as-converted basis, approximately 99.6% of the outstanding ordinary shares.

The board approved nine draws of $25,000 for an aggregate of $225,000 (the “Extension Funds”) pursuant to the March 2024 Note (as defined below) and the October 2024 Note (as defined below), which are Extension Funds the Company subsequently deposited into the Company’s Trust Account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from March 4, 2024 to December 4, 2024, (the “Extensions”). The Extensions are the first nine

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

of eleven one-month extensions permitted under the Memorandum and Articles of Association and provide the Company with additional time to complete its initial business combination.

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

Following the extraordinary general meeting, the Termination Date was extended seventeen times on a monthly basis until June 4, 2026. The Company is allowed a total of six more monthly extensions until the Termination Date of December 4, 2026.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company expects to continue to incur significant costs in the pursuit of its acquisition plans. The Company cannot assure you that its plans to complete a Business Combination will be successful.

Liquidity and Going Concern

As of March 31, 2026, the Company had operating cash of $428,524 and a working capital deficit of $2,251,706. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to the Sponsor. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company issued a promissory note (the “August 2023 Note”) to the Sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under the August 2023 Note as of December 31, 2025. As of March 31, 2026 and December 31, 2025, there were amounts of $500,000 outstanding under the August 2023 Note.

On March 13, 2024, the Company issued a promissory note to the Sponsor (the “March 2024 Note”). The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of March 31, 2026 and December 31, 2025, there were amounts of $500,000 outstanding under the March 2024 Note.

On October 31, 2024, the Company issued a promissory note to Starwood Capital Group Management, L.L.C in the principal amount of $400,000 (the “October 2024 Note”). The October 2024 Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2026 and December 31, 2025, there were amounts of $400,000 outstanding under the October 2024 Note.

On July 11, 2025, the Company issued a promissory note to the Sponsor in the principal amount of $150,000 (the “July 11th Note”). The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2026 and December 31, 2025, there were amounts of $150,000 outstanding under the July 11th Note.

On July 21, 2025, the Company issued a promissory note to Madison Grose in the principal amount of $272,000 (the “July 21st Note”). The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

will be forfeited, eliminated or otherwise forgiven. As of March 31, 2026 and December 31, 2025, there were amounts of $272,000 outstanding under the July 21st Note.

On February 23, 2026, the Company issued a promissory note with the Sponsor (the “February 2026 Note”). The February 2026 Note provides up to $435,771 for withdrawal and does not incur interest. The February 2026 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $435,771 on February 24, 2026 and no further borrowings are available under the February 2026 Note as of March 31, 2026.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” the Company has up to December 4, 2026, assuming all extensions are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2026, assuming all extensions are exercised. Management intends to complete a Business Combination prior to the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying (a) condensed balance sheet as March 31, 2026, which has been derived from unaudited condensed financial statements, and (b) the unaudited interim condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, all of the assets held in the Trust Account were cash.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$1,035,353
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	26,223
Class A ordinary shares subject to possible redemption, December 31, 2025	1,061,576
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,990
Class A ordinary shares subject to possible redemption, March 31, 2026	$1,067,566

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the net income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. As of March 31, 2026 and December 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31,
	2026		2025
	Class A	Class A and Class B	Class A	Class A and Class B
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Numerator:
Allocation of net income (loss)	$929	$268,497	$(1,751)	$(506,226)
Denominator:
Basic and diluted weighted average shares outstanding	89,480	25,875,000	89,480	25,875,000
Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.02)	$(0.02)

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 in administrative service fees. As of March 31, 2026 and December 31, 2025 there are amounts of $370,000 and $340,000 included in accrued expenses for these services, respectively.

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

As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding under the Working Capital Loan.

Promissory Notes - Related Party

On August 8, 2023, the Company entered into the August 2023 Note with the Sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under the August 2023 Note as of March 31, 2026 and December 31, 2025.

On March 13, 2024, the Company issued the March 2024 Note to the Sponsor. The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding under this Note and no further borrowings are available under the March 2024 Note as of March 31, 2026 and December 31, 2025.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

On October 31, 2024, the Company issued the October 2024 Note to Starwood Capital Group Management, L.L.C. in the principal amount of $400,000. The October 2024 Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2026 and December 31, 2025, there were amounts of $400,000 and $400,000 outstanding under the October 2024 Note, respectively.

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

On July 11, 2025, the Company issued the July 11th Note to the Sponsor in the principal amount of $150,000. The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2026 and December 31, 2025, there were amounts of $150,000 and $150,000 outstanding under the July 11th Note, respectively.

On July 21, 2025, the Company issued the July 21st Note to Madison Grose in the principal amount of $272,000. The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2026 and December 31, 2025, there were amounts of $272,000 and $272,000 outstanding under the July 21st Note, respectively.

On February 23, 2026, the Company entered into the February 2026 Note with the Sponsor. The February 2026 Note provides up to $435,771 for withdrawal and does not incur interest. The February 2026 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $435,771 on February 24, 2026 and no further borrowings are available under the February 2026 Note as of March 31, 2026.

In the event that the Company does not consummate a Business Combination, the March 2024 Note, the October 2024 Note, the July 11th Note, the July 21st Note and the February 2026 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Advance from Related Party

On October 2, 2024, the Sponsor paid $1,485,000 for expenses related to the Company. As of March 31, 2026 and December 31, 2025, there was $1,485,000 outstanding under the advance from related party.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

liquidating damages or other cash settlement provision resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursuing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of March 31, 2026 and December 31, 2025, the Company has $747,900 in accrued expenses related to its portion of the shared costs.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 25,589,480 Class A ordinary shares issued and outstanding, of which 89,480 are subject to possible redemption and 25,500,000 are not subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On February 6, 2024, the Sponsor voluntarily converted 25,500,000 Class B ordinary shares of the Company it held as of such date into 25,500,000 Class A ordinary shares of the Company. As of March 31, 2026 and December 31, 2025, there were 375,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

Warrants — As of March 31, 2026 and December 31, 2025, there were 11,350,000 Private Placement Warrants and 25,875,000 Public Warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026 and December 31, 2025, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of March 31, 2026 and December 31, 2025, the Public Warrants were valued using the instrument’s publicly listed trading price as of the condensed balance sheet date. During the period ended December 31, 2025, due to the limited trade volume the Public Warrants were transferred to Level 2. As of March 31, 2026 and December 31, 2025, the Public Warrants lacked sufficient trade volume, as such were listed as Level 2 in the hierarchy table below.

The Private Placement Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of March 31, 2026 and December 31, 2025, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the unaudited condensed statements of operations.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026
Liabilities:
Warrant Liability – Public Warrants	2	$1,293,750
Warrant Liability – Private Placement Warrants	2	$567,500

Description	Level	December 31, 2025
Liabilities:
Warrant Liability – Public Warrants	2	$1,552,500
Warrant Liability – Private Placement Warrants	2	$681,000

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2026, there were no transfers between Levels. During the year ended December 31, 2025, the Public Warrants transferred from Level 1 to Level 2 at a value of $1,035,000 due to insufficient trade volume.

NOTE 10. SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating decision Maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31,	December 31,
	2026	2025
Cash	$428,524	$60,829
Cash held in Trust Account	$1,067,566	$1,061,576

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2026	2025
General and administrative expenses	$108,814	$142,551
Interest earned on cash held in Trust Account	$5,990	$6,824

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Jaws Mustang Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mustang Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed with the SEC on March 31, 2026. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 2, 2024, we held an extension meeting where the Termination Date was extended from February 4, 2024 to February 4, 2025 and we were authorized to, without another shareholder vote, elect to extend the Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of our board of directors each time accompanied by a deposit into the trust account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,571.

On February 5, 2024, we received a written notice from the New York Stock Exchange American LLC (“NYSE American”) indicating that the staff of NYSE American (the “Staff”) has determined to commence proceedings to delist our Units, Class A Ordinary Shares and Warrants (collectively, the “Securities”) pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because we failed to consummate a business combination (i) within 36 months of the effectiveness of our initial public offering registration statement or (ii) such shorter period that we specified in our registration statement. NYSE American completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act, on Form 25 with the SEC on November 1, 2024.

We currently have our Securities quoted on the OTCID Basic Market. We remain subject to the periodic reporting requirements of the Exchange Act.

The board approved draws of an aggregate of $225,000 (the “Extension Funds”) pursuant to the March 2024 Note and the October 2024 Note (each as defined below), which are Extension Funds we subsequently deposited into our trust account for our public stockholders. These deposits enabled us to extend the date by which we must complete our initial business combination from March 4, 2024 to December 4, 2024 (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under our amended and restated memorandum and articles of association and provide us with additional time to complete our initial business combination.

On November 26, 2024, we held an extraordinary general meeting of shareholders (A) to amend, by way of special resolution, our amended and restated memorandum and articles of association to extend the date termination date by which we have to consummate a business combination from December 4, 2024 to January 4, 2025 (the “Charter Extension Date”) and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to twenty-three times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors, if requested by the sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 4, 2026, or a total of up to twenty-three months after the Charter Extension Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the vote to approve the Extension Amendment Proposal, the holders of 1,315,813 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $15,111,008. Following the extraordinary general meeting of shareholders, the Termination Date was extended seventeen times on a monthly basis until June 4, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $269,426, which consisted of change in fair value warrant liability of $372,250, general and administrative expenses of $108,814, partially offset by interest earned on cash held in Trust Account of $5,990.

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

For the three months ended March 31, 2026, cash used in operating activities was $68,076. Net income of $269,426 was affected by change in fair value of warrants of $372,250 and interest earned on cash held in trust account of $5,990. Changes in operating assets and liabilities provided $40,738 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $165,902. Net loss of $507,977 was affected by change in fair value of warrant liabilities of $372,250 and interest earned on cash held in the Trust Account of $6,824. Changes in operating assets and liabilities used $23,351 of cash for operating activities.

As of March 31, 2026, we had cash held in the trust account of $1,067,566. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the three months ended March 31, we did not withdraw any amount from trust account in connection with the redemption.

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

On November 26, 2024, the Company held an extraordinary general meeting of shareholders (A) to amend, by way of special resolution, the Company’s Memorandum and Articles of Association to extend the date termination date by which the Company has to consummate a business combination from December 4, 2024 to January 4, 2025 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to twenty-three times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 4, 2026, or a total of up to twenty-three months after the Charter Extension Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the vote to approve the Extension Amendment Proposal, the holders of 1,315,813 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $15,111,008. Following the extraordinary general meeting, the Termination Date was extended seventeen times on a monthly basis until June 4, 2026.

As of March 31, 2026, we had cash of $428,524. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding under the working capital loans.

On August 8, 2023, we issued a promissory note (the “August 2023 Note”) to our sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. We borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under the August 2023 Note as of December 31, 2025. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding under the August 2023 Note.

On March 13, 2024, we issued a promissory note (the “March 2024 Note”) to our sponsor. The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. We borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, our sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. We borrowed an additional $140,000 on July 22, 2024. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding under the March 2024 Note.

On October 31, 2024, we issued a promissory note (the “October 2024 Note”) to Starwood Capital Group Management, L.L.C. The October 2024 Note provides up to $400,000 for withdrawal and does not incur interest. We borrowed $400,000 on October 31, 2024. The October 2024 Note is due upon the earlier of the closing of a business combination or a wind up. As of March 31, 2026 and December 31, 2025, there was $400,000 outstanding under the October 2024 Note.

On July 11, 2025, we issued a promissory note to our sponsor in the principal amount of $150,000 (the “July 11th Note”). The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that we do not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2026 and December 31, 2025, there were amounts of $150,000 outstanding under the July 11th Note.

On July 21, 2025, we issued a promissory note to Madison Grose in the principal amount of $272,000 (the “July 21st Note”). The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that we do not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2026 and December 31, 2025, there were amounts of $272,000 outstanding under the July 21st Note.

On February 23, 2026, the Company issued a promissory note with the Sponsor (the “February 2026 Note”). The February 2026 Note provides up to $435,771 for withdrawal and does not incur interest. The February 2026 Note is due upon the earlier of the closing of a Business Combination or wind up. As of March 31, 2026 and December 31, 2025, there were amounts of $272,000 and $0 outstanding under the July 21st Note, respectively.

Going Concern

If the Business Combination is not consummated, we will need to raise additional capital through loans on additional investments from its sponsor, shareholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” the Company has up to December 4, 2026, assuming all extensions are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2026, assuming all extensions are exercised. Management intends to complete a Business Combination prior to the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 14, 2023 and February 16, 2023, the Company was notified by BofA Securities, Inc. and Goldman Sachs & Co. LLC, respectively, waiving their rights to their portion of the deferred underwriting fee. We reduced the deferred underwriting fee payable on the condensed balance sheets by $21,735,000, as a result $467,291 is reflected on our unaudited condensed statements of operations for the amounts allocated in connection with our warrants at the initial public offering and $21,267,709 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the initial public offering.

On August 14, 2023, we were notified by Credit Suisse Securities (USA) LLC, they were waiving their rights to their portion of the deferred underwriting fee. We reduced the deferred underwriting fee payable on the condensed balance sheets by $14,490,000, as a result $311,527 is reflected on our unaudited condensed statements of operations for the amounts allocated in connection with our warrants at the initial public offering and $14,178,473 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the initial public offering.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

We issued 25,875,000 public warrants to investors in our initial public offering and issued 11,350,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each condensed balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. Our Public Warrants are values based on quotes market prices and are considered a Level 1 liability. Our private placement warrants are classified as a Level 2 liability due to the similarities to our Public Warrants and are valued using the quote market prices of the Public Warrants.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2026 (the “Form 10-K”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

JAWS MUSTANG ACQUISITION CORPORATION

Date: May 13, 2026	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)