Form 10-Q
period 2026-06-30
Jaws Mustang Acquisition Corp
filed 2026-08-11
CIK 1831359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, 25,589,480 Class A ordinary shares and 375,000 Class B ordinary shares were issued and outstanding.

JAWS MUSTANG ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2026
	(Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$271,211	$60,829
Prepaid expenses	42,434	15,396
Total Current Assets	313,645	76,225

Cash held in Trust Account	1,072,718	1,061,576
TOTAL ASSETS	$1,386,363	$1,137,801

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,189,423	$1,169,888
Advance from related party	1,485,000	1,485,000
Total Current Liabilities	2,674,423	2,654,888

Promissory notes - related party	2,257,771	1,822,000
Working capital loan - related party	500,000	500,000
Warrant liabilities	1,489,000	2,233,500
Total Liabilities	6,921,194	7,210,388

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 89,480 shares at approximately $11.99 and $11.86 per share redemption value as of June 30, 2026 and December 31, 2025, respectively	1,072,718	1,061,576

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A non-redeemable ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 25,500,000 issued and outstanding as of June 30, 2026 and December 31, 2025	2,550	2,550
Class B ordinary shares, $0.0001 par value; 60,000,000 shares authorized; 375,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	38	38
Additional paid-in capital	—	—
Accumulated deficit	(6,610,137)	(7,136,751)
Total Shareholders’ Deficit	(6,607,549)	(7,134,163)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$1,386,363	$1,137,801

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative expenses	$109,073	$138,996	$217,886	$281,547
Loss from operations	(109,073)	(138,996)	(217,886)	(281,547)

Other income:
Interest earned on cash held in Trust Account	5,153	6,945	11,142	13,769
Change in fair value of warrant liabilities	372,250	372,250	744,500	—
Other income, net	377,403	379,195	755,642	13,769

Net income (loss)	$268,330	$240,199	$537,756	$(267,778)

Weighted average shares outstanding of redeemable Class A ordinary shares	89,480	89,480	89,480	89,480
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.01	$0.01	$0.02	$(0.01)
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	25,875,000	25,875,000	25,875,000	25,875,000
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.01	$0.01	$0.02	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	25,500,000	$2,550	375,000	$38	$—	$(7,136,751)	$(7,134,163)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,990)	(5,990)

Net income	—	—	—	—	—	269,426	269,426

Balance — March 31, 2026 (unaudited)	25,500,000	2,550	375,000	38	—	(6,873,315)	(6,870,727)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,152)	(5,152)

Net income	—	—	—	—	—	268,330	268,330

Balance — June 30, 2026 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(6,610,137)	$(6,607,549)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	25,500,000	$2,550	375,000	$38	$—	$(5,557,370)	$(5,554,782)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,824)	(6,824)

Net loss	—	—	—	—	—	(507,977)	(507,977)

Balance — March 31, 2025 (unaudited)	25,500,000	2,550	375,000	38	—	(6,072,171)	(6,069,583)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,945)	(6,945)

Net income	—	—	—	—	—	240,199	240,199

Balance — June 30, 2025 (unaudited)	25,500,000	$2,550	375,000	$38	$—	$(5,838,917)	$(5,836,329)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$537,756	$(267,778)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(744,500)	—
Interest earned on cash held in Trust Account	(11,142)	(13,769)
Changes in operating assets and liabilities:
Prepaid expenses	(27,038)	(4,061)
Accrued expenses	19,535	4,698
Net cash used in operating activities	(225,389)	(280,910)

Cash Flows from Financing Activities:
Proceeds from promissory notes - related parties	435,771	—
Net cash provided by financing activities	435,771	—

Net Change in Cash	210,382	(280,910)
Cash - Beginning of the period	60,829	319,207
Cash - End of the period	$271,211	$38,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity through June 30, 2026 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and non - operating income is offset or increased by the change in fair value related to the Warrants.

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

JUNE 30, 2026

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

The Company initially had until February 4, 2023 to consummate a Business Combination. On February 1, 2023, the Company held an extension meeting where the deadline to complete a Business Combination (the “Termination Date”) was extended from February 4, 2023 to February 4, 2024. In connection with the extension vote 101,396,386 Class A ordinary shares were redeemed for an aggregate redemption amount of $1,032,028,964. On February 2, 2024, the Company held and extension meeting where the deadline to complete a Business Combination was extended from February 4, 2024 to March 4, 2024 (the “Extension Period”) and without shareholder vote allows the Company to extend the Extension Period up to eleven times by an additional month each time accompanied by a deposit into the Trust Account in the amount of $25,000. In connection with the extension vote, 698,321 Class A ordinary shares were redeemed for an aggregate redemption amount of $7,662,572. On February 6, 2024, the Sponsor converted an aggregate of 25,500,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the Letter Agreement, dated February 1, 2021, among the Company, the Sponsor, and the Company’s officers and directors (the “Insider Letter”). Accordingly, the initial shareholders currently own, on an as-converted basis, approximately 25,500,000 of the outstanding Class A ordinary shares. As of June 30, 2026 and December 31, 2025, there were 25,589,480 Class A ordinary shares and 375,000 Class B ordinary shares of the Company outstanding. Following such redemptions and conversions, the Sponsor owned, on an as-converted basis, approximately 99.6% of the outstanding ordinary shares.

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

JUNE 30, 2026

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

Following the extraordinary general meeting, the Termination Date was extended twenty times on a monthly basis until September 4, 2026. The Company is allowed a total of three more monthly extensions until the Termination Date of December 4, 2026.

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

JUNE 30, 2026

(UNAUDITED)

the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company expects to continue to incur significant costs in the pursuit of its acquisition plans. The Company cannot assure you that its plans to complete a Business Combination will be successful.

Liquidity and Going Concern

As of June 30, 2026, the Company had operating cash of $271,211 and a working capital deficit of $2,360,778. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a convertible promissory note (the “working capital loan – related party”) in the principal amount of up to $500,000 to the Sponsor. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding under this working capital loan – related party and no amounts available for withdrawal.

On August 8, 2023, the Company issued a promissory note (the “August 2023 Note”) to the Sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under the August 2023 Note as of December 31, 2025. As of June 30, 2026 and December 31, 2025, there were amounts of $500,000 outstanding under the August 2023 Note.

On March 13, 2024, the Company issued a promissory note to the Sponsor (the “March 2024 Note”). The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of June 30, 2026 and December 31, 2025, there were amounts of $500,000 outstanding under the March 2024 Note.

On October 31, 2024, the Company issued a promissory note to Starwood Capital Group Management, L.L.C. in the principal amount of $400,000 (the “October 2024 Note”). The October 2024 Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2026 and December 31, 2025, there were amounts of $400,000 outstanding under the October 2024 Note.

On July 11, 2025, the Company issued a promissory note to the Sponsor in the principal amount of $150,000 (the “July 11th Note”). The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2026 and December 31, 2025, there were amounts of $150,000 outstanding under the July 11th Note.

On July 21, 2025, the Company issued a promissory note to Madison Grose in the principal amount of $272,000 (the “July 21st Note”). The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

will be forfeited, eliminated or otherwise forgiven. As of June 30, 2026 and December 31, 2025, there were amounts of $272,000 outstanding under the July 21st Note.

On February 23, 2026, the Company issued a promissory note with the Sponsor (the “February 2026 Note”). The February 2026 Note provides up to $435,771 for withdrawal and does not incur interest. The February 2026 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $435,771 on February 24, 2026 and no further borrowings are available under the February 2026 Note as of June 30, 2026.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying (a) condensed balance sheet as of June 30, 2026, which has been derived from unaudited condensed financial statements, and (b) the unaudited interim condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, all of the assets held in the Trust Account were cash.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$1,035,353
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	26,223
Class A ordinary shares subject to possible redemption, December 31, 2025	1,061,576
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,990
Class A ordinary shares subject to possible redemption, March 31, 2026	1,067,566
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,152
Class A ordinary shares subject to possible redemption, June 30, 2026	$1,072,718

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 37,225,000 Class A ordinary shares in the aggregate. As of June 30, 2026 and December 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Three Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Class A	Class A and Class B	Class A	Class A and Class B	Class A	Class A and Class B	Class A	Class A and Class B
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Numerator:
Allocation of net income (loss)	$925	$267,405	$828	$239,371	$1,853	$535,903	$(923)	$(266,855)
Denominator:
Basic and diluted weighted average shares outstanding	89,480	25,875,000	89,480	25,875,000	89,480	25,875,000	89,480	25,875,000
Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$0.01	$0.01	$0.02	$0.02	$(0.01)	$(0.01)

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations and cash flows.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 1, 2021 through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and six months ended June 30, 2026 and 2025, the Company incurred $30,000 and $60,000 in administrative service fees, respectively. As of June 30, 2026 and December 31, 2025, there are amounts of $400,000 and $340,000 included in accrued expenses for these services, respectively.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Related Party Loans

Working Capital Loan – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”). If the Company completes a Business Combination, the Company may repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. Except for the foregoing, the terms of such Working Capital Loan, if any, have not been determined and no written agreements exist with respect to such loan. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. On January 19, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to the Sponsor. The working capital loan – related party was issued in connection with advances the Payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The working capital loan – related party bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or Business Combination. In the event that the Company does not consummate a Business Combination, the working capital loan – related party will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the IPO of the Company’s securities.

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

As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding under the Working Capital Loan.

Promissory Notes - Related Party

On August 8, 2023, the Company entered into the August 2023 Note with the Sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $500,000 on August 8, 2023, and no further borrowings are available under the August 2023 Note as of June 30, 2026 and December 31, 2025.

On March 13, 2024, the Company issued the March 2024 Note to the Sponsor. The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. The Company borrowed $125,000 on March 14, 2024 and an additional $235,000 on March 28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, the Sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. The Company borrowed an additional $140,000 on July 22, 2024. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding under this Note and no further borrowings are available under the March 2024 Note as of June 30, 2026 and December 31, 2025.

On October 31, 2024, the Company issued the October 2024 Note to Starwood Capital Group Management, L.L.C. in the principal amount of $400,000. The October 2024 Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the October 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2026 and December 31, 2025, there was $400,000 outstanding under this Note and no further borrowings are available under the October 2024 Note as of June 30, 2026 and December 31, 2025.

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

On October 2, 2024 and October 23, 2024, the board approved an aggregate of $50,000 pursuant to the March 2024 Note and the October 2024 Note, which are Extension Funds the Company subsequently deposited into the Company’s Trust Account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from October 4, 2024 to November 4, 2024 (the “Eighth 2024 Extension”) and from November 4, 2024 to December 4, 2024 (the “Ninth 2024 Extension”), respectively. The Eighth 2024 Extension and the Ninth 2024 Extension are the eighth and ninth of eleven one-month extensions permitted under the Memorandum and Articles of Association and provide the Company with additional time to complete its initial business combination.

On July 11, 2025, the Company issued the July 11th Note to the Sponsor in the principal amount of $150,000. The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2026 and December 31, 2025, there was $150,000 outstanding under this Note and no further borrowings are available under the July 11th Note as of June 30, 2026 and December 31, 2025.

On July 21, 2025, the Company issued the July 21st Note to Madison Grose in the principal amount of $272,000. The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that the Company does not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2026 and December 31, 2025, there was $272,000 outstanding under this Note and no further borrowings are available under the July 21st Note as of June 30, 2026 and December 31, 2025.

On February 23, 2026, the Company entered into the February 2026 Note with the Sponsor. The February 2026 Note provides up to $435,771 for withdrawal and does not incur interest. The February 2026 Note is due upon the earlier of the closing of a Business Combination or wind up. The Company borrowed the full $435,771 on February 24, 2026 and no further borrowings are available under the February 2026 Note as of June 30, 2026.

In the event that the Company does not consummate a Business Combination, the March 2024 Note, the October 2024 Note, the July 11th Note, the July 21st Note and the February 2026 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Advance from Related Party

On October 2, 2024, the Sponsor paid $1,485,000 for expenses related to the Company. As of June 30, 2026 and December 31, 2025, there was $1,485,000 outstanding under the advance from related party.

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

Cost-Sharing Agreement

On February 23, 2022, the Company entered into a cost-sharing arrangement in connection with completing a potential Business Combination. This agreement establishes a sharing percentage that is calculated based on the size of the Trust Account. This cost-sharing

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

agreement establishes that the Company is responsible for 55.4% of expenses from agreed upon third-party advisors in connection with completing a Business Combination. If the Company decides to cease pursuing a Business Combination, 55.4% of fees incurred up to the date of termination for agreed third-party advisors will be the responsibility of the Company. As of June 30, 2026 and December 31, 2025, the Company has $747,900 in accrued expenses related to its portion of the shared costs.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 600,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 25,589,480 Class A ordinary shares issued and outstanding, of which 89,480 are subject to possible redemption and 25,500,000 are not subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 60,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On February 6, 2024, the Sponsor voluntarily converted 25,500,000 Class B ordinary shares of the Company it held as of such date into 25,500,000 Class A ordinary shares of the Company. As of June 30, 2026 and December 31, 2025, there were 375,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

Warrants — As of June 30, 2026 and December 31, 2025, there were 11,350,000 Private Placement Warrants and 25,875,000 Public Warrants outstanding to purchase 37,225,000 Class A ordinary shares. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

As of June 30, 2026 and December 31, 2025, there were 11,350,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The Public Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. As of June 30, 2026 and December 31, 2025, the Public Warrants were valued using the instrument’s publicly listed trading price as of the condensed balance sheet date. During the year ended December 31, 2025, due to the limited trade volume the Public Warrants were transferred to Level 2. As of June 30, 2026 and December 31, 2025, the Public Warrants lacked sufficient trade volume, as such were listed as Level 2 in the hierarchy table below.

The Private Placement Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of June 30, 2026 and December 31, 2025, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The change in fair value is recognized in the unaudited condensed statements of operations.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026
Liabilities:
Warrant Liability – Public Warrants	2	$1,035,000
Warrant Liability – Private Placement Warrants	2	$454,000

Description	Level	December 31, 2025
Liabilities:
Warrant Liability – Public Warrants	2	$1,552,500
Warrant Liability – Private Placement Warrants	2	$681,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three and six months ended June 30, 2026, there were no transfers between Levels. During the year ended December 31, 2025, the Public Warrants transferred from Level 1 to Level 2 at a value of $1,035,000 due to insufficient trade volume.

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

JAWS MUSTANG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

	June 30,	December 31,
	2026	2025
Cash	$271,211	$60,829
Cash held in Trust Account	$1,072,718	$1,061,576

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
General and administrative expenses	$109,073	$138,996	$217,886	$281,547
Interest earned on cash held in Trust Account	$5,153	$6,945	$11,142	$13,769

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On November 26, 2024, we held an extraordinary general meeting of shareholders (A) to amend, by way of special resolution, our amended and restated memorandum and articles of association to extend the date termination date by which we have to consummate a business combination from December 4, 2024 to January 4, 2025 (the “Charter Extension Date”) and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to twenty-three times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors, if requested by the sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 4, 2026, or a total of up to twenty-three months after the Charter Extension Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the vote to approve the Extension Amendment Proposal, the holders of 1,315,813 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $15,111,008. Following the extraordinary general meeting of shareholders, the Termination Date was extended twenty times on a monthly basis until September 4, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $268,330, which consisted of interest earned on cash held in Trust Account of $5,153 and change in fair value of warrant liabilities of $ 372,250, partially offset by general and administrative expenses of $109,073.

For the three months ended June 30, 2025, we had a net income of $240,199, which consisted of interest earned on cash held in Trust Account of $6,945 and change in fair value of warrant liabilities of $372,250, partially offset by general and administrative expenses of $138,996.

For the six months ended June 30, 2026, we had a net income of $537,756, which consisted of interest earned on cash held in Trust Account of $11,142 and change in fair value of warrant liabilities of $744,500, partially offset by general and administrative expenses of $217,886.

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

Following our initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $1,035,000,000 was placed in the trust account. We incurred $57,010,008 in costs related to our initial public offering, including $19,800,000 of underwriting fees, net of $900,000 reimbursed from the underwriters, $36,225,000 of deferred underwriting fees and $985,008 of other costs.

For the six months ended June 30, 2026, cash used in operating activities was $225,389. Net income of $537,756 was affected by change in fair value of warrants of $744.500 and interest earned on cash held in trust account of $11,142. Changes in operating assets and liabilities used $7,503 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $280,910. Net loss of $267,778 was affected by interest earned on cash held in Trust Account of $13,769. Changes in operating assets and liabilities provided $637 of cash for operating activities.

As of June 30, 2026, we had cash held in the trust account of $1,072,718. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the three and six months ended June 30, we did not withdraw any amount from trust account in connection with the redemption.

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

On November 26, 2024, the Company held an extraordinary general meeting of shareholders (A) to amend, by way of special resolution, the Company’s Memorandum and Articles of Association to extend the date termination date by which the Company has to consummate a business combination from December 4, 2024 to January 4, 2025 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to twenty-three times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 4, 2026, or a total of up to twenty-three months after the Charter Extension Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the vote to approve the Extension Amendment Proposal, the holders of 1,315,813 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.48 per share, for an aggregate redemption amount of approximately $15,111,008. Following the extraordinary general meeting, the Termination Date was extended twenty times on a monthly basis until September 4, 2026.

As of June 30, 2026, we had cash of $271,211. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding under the working capital loans.

On August 8, 2023, we issued a promissory note (the “August 2023 Note”) to our sponsor. The August 2023 Note provides up to $500,000 for withdrawal and does not incur interest. The August 2023 Note is due upon the earlier of the closing of a Business Combination or wind up. We borrowed the full $500,000 on August 8, 2023 and no further borrowings are available under the August 2023 Note as of December 31, 2025. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding under the August 2023 Note.

On March 13, 2024, we issued a promissory note (the “March 2024 Note”) to our sponsor. The March 2024 Note provides up to $500,000 for withdrawal and does not incur interest. We borrowed $125,000 on March 14, 2024 and an additional $235,000 on March

28, 2024. The March 2024 Note is due upon the earlier of the closing of a business combination or wind up. On April 15, 2024, our sponsor assigned the March 2024 Note, and all of its right, title, interest in and obligation under the March 2024 Note, to Starwood Capital Group Management, L.L.C. We borrowed an additional $140,000 on July 22, 2024. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding under the March 2024 Note.

On October 31, 2024, we issued a promissory note (the “October 2024 Note”) to Starwood Capital Group Management, L.L.C. The October 2024 Note provides up to $400,000 for withdrawal and does not incur interest. We borrowed $400,000 on October 31, 2024. The October 2024 Note is due upon the earlier of the closing of a business combination or a wind up. As of June 30, 2026 and December 31, 2025, there was $400,000 outstanding under the October 2024 Note.

On July 11, 2025, we issued a promissory note to our sponsor in the principal amount of $150,000 (the “July 11th Note”). The July 11th Note is non-interest bearing and due upon the completion of a business combination. In the event that we do not consummate a Business Combination, the July 11th Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2026 and December 31, 2025, there were amounts of $150,000 outstanding under the July 11th Note.

On July 21, 2025, we issued a promissory note to Madison Grose in the principal amount of $272,000 (the “July 21st Note”). The July 21st Note is non-interest bearing and due upon the completion of a business combination. In the event that we do not consummate a Business Combination, the July 21st Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2026 and December 31, 2025, there were amounts of $272,000 outstanding under the July 21st Note.

On February 23, 2026, the Company issued a promissory note with the Sponsor (the “February 2026 Note”). The February 2026 Note provides up to $435,771 for withdrawal and does not incur interest. The February 2026 Note is due upon the earlier of the closing of a Business Combination or wind up. As of June 30, 2026 and December 31, 2025, there were amounts of $435,771 and $0 outstanding under the February 2026 Note, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

We issued 25,875,000 public warrants to investors in our initial public offering and issued 11,350,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each condensed balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. Our Public Warrants are values based on quotes market prices, due to the low trade volume they are considered to be a Level 2 liability. Our private placement warrants are classified as a Level 2 liability due to the similarities to our Public Warrants and are valued using the quote market prices of the Public Warrants.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2026, we were not subject to any market or interest rate risk. The funds in the Trust Account are currently maintained in cash in an interest - bearing demand deposit account at a bank until the earlier of the completion of the Business Combination and our liquidation. Interest on such deposit account is currently approximately 1.5 - 2.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

JAWS MUSTANG ACQUISITION CORPORATION

Date: August 11, 2026	By:	/s/ Michael Reidler
	Name:	Michael Reidler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)